Form 10-Q
period 2003-09-28
REDENVELOPE INC
filed 2003-11-12
CIK 1236038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

               (MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission File Number: 0-50387

REDENVELOPE, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0844285 (IRS Employer Identification No.)

201 Spear Street, 3rd Floor, San Francisco, California 94105
(Address of Principal Executive Offices and Zip Code)

(415) 371-9100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☐      No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

          The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 2,565,542 as of September 28, 2003.

REDENVELOPE, INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RedEnvelope, Inc.
Condensed Balance Sheets
(Unaudited)

	September 28,	March 30,	September 29,
	2003	2003	2002

	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$2,959	$4,997	$9,706
Accounts receivable, net	309	286	120
Receivable from underwriter, net IPO proceeds	28,952	—	—
Inventory	10,749	9,716	9,478
Prepaid advertising and other current assets	1,582	2,099	1,550

Total current assets	44,551	17,098	20,854
Property and equipment, net	4,005	4,462	5,308
Other assets and restricted cash	653	566	400

Total assets	$49,209	$22,126	$26,562

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,467	$5,957	$4,272
Accrued expenses and other current liabilities	2,809	1,443	1,154
Accrued compensation	850	723	711
Short-term loan	1,242	1,123	5,919
Capital lease obligations, current	762	673	433

Total current liabilities	13,130	9,919	12,489
Capital lease obligations, long-term	1,147	1,102	1,628

Total liabilities	14,277	11,021	14,117

Commitments and contingencies
Mandatorily redeemable convertible preferred stock	82,556	82,556	82,372
Stockholders’ deficit:
Series A preferred stock, $0.01 par value; 657,114 shares authorized, 626,610 outstanding	953	953	953
Common stock, $0.01 par value; 100 million shares authorized; 2,565,542, 336,939, and 334,368 issued and outstanding as of September 28, 2003, March 30, 2003, and September 29, 2002, respectively	26	4	4
Additional paid-in capital	29,731	1,322	1,305
Deferred compensation	(723)	(162)	(362)
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(77,567)	(73,524)	(71,782)
Accumulated other comprehensive income	—	—	(1)

Total stockholders’ deficit	(47,624)	(71,451)	(69,927)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$49,209	$22,126	$26,562

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
Condensed Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(in thousands, except for per share data)
Net revenues	$8,329	$5,366	$26,050	$20,653
Cost of sales	4,297	3,005	13,347	11,192

Gross profit	4,032	2,361	12,703	9,461

Operating expenses:
Fulfillment	1,538	1,386	4,251	3,787
Marketing	1,679	983	5,426	4,513
General and administrative	3,545	3,535	6,814	6,881

Total operating expenses	6,762	5,904	16,491	15,181

Loss from operations	(2,730)	(3,543)	(3,788)	(5,720)
Interest income	5	58	15	117
Interest expense	(101)	(191)	(270)	(367)

Net loss	$(2,826)	$(3,676)	$(4,043)	$(5,970)

Net loss per share — basic and diluted	$(6.56)	$(11.60)	$(10.39)	$(19.70)

Weighted average shares outstanding — basic and diluted	431	317	389	303

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
Statements of Cash Flows
(Unaudited)

	Twenty-six Weeks Ended

	September 28,	September 29,
	2003	2002

	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(4,043)	$(5,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,309	1,164
Amortization of deferred stock compensation	124	161
Other non-cash charges	—	293
Issuance of stock for services rendered	9	—
Changes in current assets and liabilities:
Accounts receivable	(23)	381
Inventory	(1,033)	(2,478)
Other assets	234	368
Accounts payable	1,510	(1,231)
Accrued expenses and other current liabilities	1,492	(575)

Net cash used in operating activities	(421)	(7,887)

Cash Flows From Investing Activities – Purchase of property and equipment	(428)	(995)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options and warrants	128	77
Repurchase of common stock	—	(2)
Net proceeds from issuance of Series F convertible preferred stock	—	13,743
Principal payments on capital lease obligations	(289)	(140)
Proceeds from inventory line of credit, net	1,242	—
Repayment of loan	(1,123)	—
Payment of loan costs and other	(305)	—
Payment of IPO costs	(842)	—

Net cash provided by (used in) financing activities	(1,189)	13,678

Net increase (decrease) in cash and cash equivalents	(2,038)	4,796
Cash and cash equivalents at beginning of period	4,997	4,910

Cash and cash equivalents at end of period	$2,959	$9,706

Supplemental Noncash Investing and Financing Activities:
Receivable from underwriter, net IPO proceeds	$28,952	$—

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. FINANCIAL STATEMENTS – BASIS OF PRESENTATION

     The accompanying unaudited financial statements include the accounts of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”). The condensed balance sheets as of September 28, 2003 and September 29, 2002, the condensed statements of earnings for the thirteen and twenty-six week periods ended September 28, 2003 and September 29, 2002, and the condensed statements of cash flows for the twenty-six week periods ended September 28, 2003 and September 29, 2002 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six week periods then ended. The balance sheet at March 30, 2003, presented herein, has been derived from our audited balance sheet included in our Amendment No. 8 of the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on September 24, 2003.

     Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the condensed financial statements and notes thereto included in our Amendment No. 8 of the Registration Statement on Form S-1. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

     The results of operations for the thirteen and twenty-six weeks ended September 28, 2003 are not necessarily indicative of the operating results of the full year.

2. ACCOUNTING POLICIES

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are set forth below. Comprehensive loss approximates net loss for all periods presented.

Stock Based Compensation — The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB No. 25, compensation cost is recognized based on the difference, if any, between the fair market value of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provision of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

     Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant for options granted in the thirteen and twenty-six weeks ended September 28, 2003 and September 29, 2002 consistent with the provisions of SFAS No. 123 the Company’s pro forma net loss would have been as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net loss — as reported	$(2,826)	$(3,676)	$(4,043)	$(5,970)
Stock-based employee compensation included in reported net loss	96	53	135	160
Stock-based compensation expense determined under fair value base method	(195)	(79)	(308)	(239)

Pro forma net loss	$(2,925)	$(3,702)	$(4,216)	$(6,049)

Basic and diluted earnings per share
As reported	$(6.56)	$(11.60)	$(10.39)	$(19.70)
Pro forma	$(6.79)	$(11.68)	$(10.84)	$(19.96)

Earnings Per Share — For all periods presented, basic net loss per share equals diluted net loss per share because the effect of stock options, unvested shares and warrants outstanding would have been antidilutive. The number of antidilutive stock options, unvested shares, and warrants excluded from the calculation for the first twenty-six weeks ended September 28, 2003 and September 29, 2002, were approximately 1.0 million and 0.9 million, respectively.

New Accounting Pronouncements — In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires instruments that are mandatorily redeemable, among other financial instruments, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur, be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

     On September 24, 2003, our registration statement on Form S-1 was declared effective for RedEnvelope’s initial public offering, pursuant to which RedEnvelope sold 2.2 million shares of common stock at $14 per share. Our common stock commenced trading on September 25, 2003. Our initial public offering closed on September 30, 2003, and, as a result, the net offering proceeds of approximately $29.0 million were received subsequent to quarter-end (after underwriters’ discounts of $1.8 million). The Company incurred additional related offering expenses of $1.4 million through September 28, 2003.

     Immediately prior to the offering, the Company effected a 1 for 11.71 reverse stock split. All shares and per share calculations included in the accompanying unaudited condensed financial statements have been adjusted to reflect this split.

     On September 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into approximately 5.9 million shares of common stock. Each share of Series A and B preferred stock outstanding was converted into common stock on a one-for-one exchange ratio of common for preferred. Each share of Series C, D, E, and F preferred stock outstanding was converted into common stock on an exchange ratio of one share of preferred for approximately 1.58, 1.80, 1.27 and 0.99 shares of common, respectively, as follows:

March 30,
2003

Series A (conversion rate of 1.0)	627
Series B (conversion rate of 1.0)	385
Series C (conversion rate of 1.5816)	877
Series D (conversion rate of 1.7983)	350
Series E (conversion rate of 1.2720)	1,900
Series F (conversion rate of .9886)	1,818

Total preferred shares outstanding converted to common	5,957

4. BENEFIT PLANS

     On September 30, 2003, the Company filed a registration statement on Form S-8 to register shares related to the Directors Stock Option Plan, the Employee Stock Purchase Plan (the “ESPP”), and the 1999 Stock Plan.

     The Directors Stock Option Plan is intended to be a formula award plan providing for the grant of nonstatutory stock options to non-employee members of our Board of Directors. The Company registered 449,615 shares of $0.01 par value common stock for the Directors Stock Option Plan.

     The ESPP allows employees to purchase our common stock at a discount to market price through payroll deductions. The plan is structured through a series of consecutive six-month offering periods. Except for the first offering period, these offering periods generally start on the first trading day on or after May 1st and November 1st of each year and end, respectively, on the last trading day of the next October and April. The Company registered 401,366 shares $0.01 par value common stock for the ESPP.

     The S-8 registered an additional 1,831,855 shares of $0.01 par value common stock related to our 1999 Stock Plan.

5. BORROWING ARRANGEMENTS

     The Company’s line of credit is provided by CapitalSource Finance LLC pursuant to the terms of a revolving credit and security agreement dated June 13, 2003. Per the terms of this agreement, CapitalSource Finance LLC has made available to the Company a credit facility under a revolving promissory note with a maximum principal amount of $11.0 million, subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time, to refinance the Company’s existing indebtedness and provide working capital. Amounts borrowed under this line of credit bear interest at rates equal to the greater of 9.5% or the prime lending rate plus 5.75%, for advances up to a fluctuating base amount, and equal to the greater of 11.5% or the prime lending rate plus 7.75% for advances in excess of that base amount. Amounts borrowed under this line of credit are secured by substantially all of the Company’s assets. The line of credit agreement provides for certain events of default, sets forth a number of affirmative and negative covenants to which the Company must adhere and expires on April 15, 2006, unless extended, renewed or terminated pursuant to the terms of the agreement. The Company paid a non-refundable commitment fee of approximately $0.2 million in connection with this line of credit and must pay an unused line fee of up to $0.05 million per year, which is payable monthly, based on the unused portion of the loan commitment. The Company has borrowed funds under this line of credit from time to time and periodically repaid such borrowings with available cash. As of September 28, 2003, the outstanding balance under this line of credit was approximately $1.2 million.

     Events of default under this credit agreement include, subject to grace periods and notice periods in certain circumstances, failure to pay any amount owed under the line of credit when due, breach of representations contained in the agreement, failure to perform covenants contained in the agreement, termination of any loan document or security interest created under the agreement, a judgment against the Company in excess of certain amounts, failure to pay certain amounts of indebtedness due under, or another default under, debt or other agreements to which the Company is party, insolvency or petition for bankruptcy or dissolution, certain defined change of control transactions, the termination of the employment of the Company’s Chief Executive Officer or Brand Strategist if not timely replaced by suitable successors, a material adverse effect on the Company’s business or material adverse change in the validity of the credit agreement, the value of the Company’s assets that are pledged as collateral or the Company’s business, operations, prospects, properties, assets, liabilities or condition, the occurrence of an uninsured casualty loss in excess of certain amounts, indictment or conviction of any director or senior officer of a felony or a levy, attachment or garnishment that could lead to forfeiture of collateral under the agreement.

     Under the provisions of this credit agreement, subject to exceptions in limited circumstances, the Company must comply with certain covenants during the term of that agreement including, but not limited to, financial covenants that require the Company to obtain certain levels of minimum earnings before interest, taxes, depreciation and amortization (EBITDA) for the trailing four accounting quarters ending on the last day of the applicable date.

     In addition, the credit agreement requires, subject to exceptions in certain limited circumstances, maintaining certain inventory ratios, which are determined by dividing 115% of the cost of the Company’s inventory at a given date by the Company’s projected net sales for the subsequent three month period subject to certain maximums, maintaining excess availability of a certain amount of capital at certain specified times, covenants limiting the Company’s capital expenditures, a covenant which among other things restricts the Company’s ability to engage in certain acquisition and investment transactions, and other covenants which restrict or place limitations on the Company’s ability to incur indebtedness, issue securities, create or allow to exist any liens on the Company’s assets, transfer the Company’s assets, or declare or pay dividends.

     As of September 28, 2003, the Company was not in compliance with the inventory ratio covenant. On October 17, 2003, we received a written waiver from CapitalSource Finance LLC for our non-compliance with such covenant. Additionally, we were not in compliance with the inventory ratio covenant for the month of October 2003, but received a written waiver of such non-compliance from CapitalSource Finance LLC on November 11, 2003.

6. CONTINGENCIES

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations and involve risks and uncertainties. Any statements contained in this report that are not purely statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements may include but are not limited to statements regarding our future operations and enhancements, product offerings, business, financial condition, results of operations and prospects. Additionally, statements concerning possible changes in applicable rules or legislation are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “may,” “should,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All forward-looking statements in this report are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Actual results and the timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under “Factors That May Affect Future Operating Results” below in this report, and elsewhere in this report, the section entitled Risk Factors contained in our Prospectus dated September 24, 2003 as filed with the Securities and Exchange Commission and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

     We are an online retailer of upscale gifts. Our fourteen product categories provide customers with a wide assortment of choices for all gift-giving occasions. Product revenues consist of sales made to individual consumers and businesses. We market our products through our website and our catalogs. Customers place orders with us through our website or the telephone. Telephone orders are taken at our customer service center. At the time an order is taken, we obtain the customer’s credit card information. When the order is shipped, the customer’s credit card is charged. We recognize revenue on the date on which we estimate that the product has been received by the customer. Product sales are recorded net of discounts and estimated returns.

     Historically, revenues have been seasonal. Revenues have been higher in our third fiscal quarter, reflecting higher consumer holiday spending. We anticipate this trend will continue in the foreseeable future. We have achieved our historical growth from internal operations rather than through acquisitions. We have funded our operations through September 28, 2003 primarily through private sales of equity securities and borrowings.

          On September 24, 2003, the registration statement was declared effective for our initial public offering, pursuant to which we sold 2.2 million shares of common stock at $14 per share. The Company’s common stock commenced trading on September 25, 2003. The offering closed on September 30, 2003, just following the end of the second fiscal quarter, and, as a result, the net offering proceeds of approximately $29.0 million were received subsequent to quarter-end.

     Our revenues are comprised of product sales, shipping revenue and gift-wrap revenue. Our shipping revenue represents the amounts we charge our customers for delivering the product. From the second quarter of fiscal year 2003 until August 25, 2003, the delivery charge to our customers was based on the order value and the method of delivery. As the order value increased, the delivery charge increased as well. However, after August 25, 2003, we changed the delivery charge for standard ground delivery to a flat rate regardless of the order value. For expedited delivery methods, we charge a flat fee over the standard delivery charge. Our gift wrap revenue consists of amounts we charge our customers for our signature red gift boxes. The customer has the option to purchase gift wrap if the product is offered with our special gift wrapping. The gift wrapping process occurs as part of order fulfillment at the distribution center. No single customer accounts for more than 1% of our net revenues.

     Cost of sales consists of the cost of the product sold, inbound and outbound freight and gift-wrap expense. Shipping costs, which include inbound and outbound freight, and the cost of gift wrap are included in cost of sales. Handling costs, which include fees paid to our former third-party fulfillment service provider and distribution center expenses, are included in operating expenses - fulfillment.

     Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred by our distribution center and customer service facility. Prior to August 2003, fulfillment expenses also included fees paid to our former third-party fulfillment service provider. Services performed by our former third-party fulfillment service provider included receiving, picking, packing, shipping and other warehousing activities. We terminated our relationship with our third-party fulfillment service provider and assumed control of our fulfillment services in August 2003.

     Marketing expenses consist primarily of online and catalog programs as well as advertising, public relations, and other promotional expenditures.

     General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures. As of September 28, 2003, we had a total of approximately $0.7 million in deferred compensation expense as a result of stock options issued in fiscal year 2000 and the first and second quarter of fiscal year 2004 at exercise prices that were less than the fair market value of our common stock at the time of grant. The amounts to be amortized are expected to be approximately $0.2 million in each of the fiscal years 2004-2007, less any cancellations or forfeitures of stock options subject to the deferred compensation.

     We have not recorded a provision for federal and state income taxes since inception. As of March 30, 2003, we had $96.3 million of net operating loss carryforwards, which may be impaired or limited in certain circumstances. These net operating loss carryforwards will begin to expire in 2007. We have provided a valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding their realizability.

Critical Accounting Policies

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are set forth below.

     Revenue recognition. We derive our revenues from merchandise sales made to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer and any payments received prior to the estimated date of receipt of the goods by the customer are deferred. We use our third-party freight carrier information to estimate when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Significant management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $0.1 million as of September 28, 2003.

     Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight and the cost of gift wrap, are included in cost of sales. Handling costs, which include fees paid to our former third-party fulfillment service provider and distribution center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the thirteen weeks ended September 28, 2003 and September 29, 2002 were $0.4 million and $0.3 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or operating expenses, resulting in higher gross profit.

     Inventory. We write down inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. For the quarters ended September 28, 2003 and September 29, 2002, we wrote down inventory of approximately $0.6 million and $0.3 million, respectively.

     Accounting for income taxes. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of March 30, 2003, we had recorded a valuation allowance of $25.9 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

     Catalog Amortization. Prepaid catalog costs consist of third-party costs including paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Prepaid catalog costs are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit of the catalog (defined as net revenues less merchandise cost of goods sold, selling expenses and catalog completion costs) associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period.

     Valuation of long-lived assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows from use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values.

Results Of Operations

     The following table sets forth our statements of operations data for the thirteen weeks and twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively, expressed as a percentage of net revenues.

	Thirteen weeks		Twenty-six weeks

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Statements of Operation Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.6	56.0	51.2	54.2

Gross profit	48.4	44.0	48.8	45.8
Operating expenses:
Fulfillment	18.5	25.8	16.3	18.3
Marketing	20.2	18.3	20.8	21.9
General and administrative	42.6	65.9	26.2	33.3

Total operating expenses	81.3	110.0	63.3	73.5
Loss from operations	(32.9)	(66.0)	(14.5)	(27.7)
Interest income	0.1	1.1	0.1	0.6
Interest expense	(1.2)	(3.6)	(1.0)	(1.8)

Net loss	(34.0)%	(68.5)%	(15.4)%	(28.9)%

     Revenues

     Net revenues were $8.3 million and $5.4 million for the thirteen weeks ended September 28, 2003 and September 29, 2002, respectively, representing a 55.2% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our catalog campaigns. We introduced and circulated approximately 1.0 million new catalogs that featured non-seasonal gifts for all occasions. The number of orders increased by approximately 57.3% over the second quarter of fiscal 2002. Net revenues per order were consistent with the thirteen weeks ended September 29, 2002. As of September 28, 2003, we had approximately 1.5 million customers which was an increase of 0.5 million customers over the second quarter of fiscal 2003.

     Net revenues were $26.1 million and $20.7 million for the twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively, representing a 26.1% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns. During the first twenty-six weeks of fiscal year 2004, we increased our online marketing programs compared to the same period in the prior year. In addition, our catalog circulation increased by approximately 0.7 million catalogs, or 13.9%. The increase in circulation reflects mailings to a larger customer base as well as the introduction of two new catalogs. In the first quarter of fiscal 2004, we introduced a catalog dedicated solely to jewelry products. Also, in the second quarter of fiscal 2004, we introduced a new catalog that featured non-seasonal gifts for all occasions. The number of orders increased approximately 26.1% and the net revenues per order were consistent with the twenty-six weeks ended September 29, 2002.

     Cost of Sales

     Cost of sales were $4.3 million and $3.0 million for the thirteen weeks ended September 28, 2003 and September 29, 2002, respectively, representing 51.6% and 56.0% of net revenues, respectively. For the thirteen weeks ended September 28, 2003 and September 29, 2002, the increase in dollars was mainly attributable to the 55.2% increase in net revenues. As a percentage of net revenues, the decrease in cost of sales was due to slightly higher product margins, shipping credits provided to the Company from our third-party fulfillment provider due to resolution of disputed charges, and lower outbound shipping costs.

     Cost of sales were $13.3 million and $11.2 million for the twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively, representing 51.2% and 54.2% of net revenues, respectively. The increase in cost of sales was mainly attributable to the 26.1% increase in net revenues. As a percentage of net revenues, the decrease in cost of sales was a result of the increase in jewelry sales during the first quarter of fiscal 2004, which have higher margins, slightly higher product margins from other sales, shipping credits from our third-party fulfillment provider, and lower outbound shipping costs in the second quarter of fiscal 2004.

     Operating Expenses

     Fulfillment. Fulfillment expenses were $1.5 million and $1.4 million for the thirteen weeks ended September 28, 2003 and September 29, 2002, respectively, representing 18.5% and 25.8% of net revenues, respectively. The increase in dollars was primarily attributable to the 57.3% increase in the number of orders. Fulfillment expenses were $4.3 million and $3.8 million for the twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively, representing 16.3% and 18.3% of net revenues, respectively. The increase in dollars was primarily attributable to the 26.1% increase in the number of orders. The decrease as a percentage of net revenues was primarily attributable to economies of scale achieved through an increased number of sales transactions.

     Marketing. Marketing expenses were $1.7 million and $1.0 million for the thirteen weeks ended September 28, 2003 and September 29, 2002, respectively, representing 20.2% and 18.3% of net revenues, respectively. The increase in dollars was primarily due to the introduction and circulation of approximately 1.0 million new catalogs that featured non-seasonal gifts for all occasions. Marketing expenses were $5.4 million and $4.5 million for the twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively, representing 20.8% and 21.9% of net revenues, respectively. The increase in dollars was primarily due to the introduction of the new catalog which featured non-seasonal gifts for all occasions, as mentioned above, as well as an increase in spending related to online marketing programs by approximately $0.5 million.

     General and Administrative. General and administrative expenses were $3.5 million for each of the thirteen weeks ended September 28, 2003 and September 29, 2002, representing 42.6% and 65.9% of net revenues, respectively. General and administrative expenses were $6.8 million and $6.9 million for the twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively, representing 26.2% and 33.3% of net revenues, respectively. As a percentage of net revenues, the decrease was primarily due to similar costs allocated over a larger revenue base.

     Other Income and Expenses

     Interest Income. Interest income was $0.005 million and $0.06 million in the thirteen weeks ended September 28, 2003 and September 29, 2002, respectively. Interest income was $0.02 million and $0.1 million for the twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively. The decreases for both the thirteen and twenty-six week periods were primarily due to lower cash balances.

     Interest Expense. Interest expense was $0.1 million and $0.2 million in the thirteen weeks ended September 28, 2003 and September 29, 2002, respectively. Interest expense was $0.3 million and $0.4 million for the twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively. The decreases for both the thirteen and twenty-six week periods were attributable to lower amounts of debt outstanding.

     Liquidity and Capital Resources

     We have funded our operations through September 28, 2003 primarily through private sales of equity securities and borrowings.

     Net cash flow used in operating activities was $0.4 million and $7.9 million for the twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively. Uses of cash were primarily to fund net losses and changes in working capital.

     Net cash flow used in investing activities was $0.4 million and $1.0 million for the twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively. Uses of cash flow for investing activities is for capital expenditures for property and equipment.

     Net cash flow used in financing activities was $1.2 million for the twenty-six weeks ended September 28, 2003 compared to net cash flow provided by financing activities of $13.7 million for the twenty-six weeks ended September 29, 2002. For the twenty-six weeks ended September 28, 2003, net cash used in financing activities consisted of the net payments on an existing line of credit as well as a $1.1 million repayment of a loan. For the twenty-six weeks ended September 29, 2002, net cash provided by financing activities consisted primarily of approximately $13.7 million of net proceeds from the issuance of Series F convertible preferred stock.

     On September 24, 2003, the registration statement was declared effective for our initial public offering, pursuant to which we sold 2.2 million shares of common stock at $14 per share. Our common stock commenced trading on September 25, 2003. The initial public offering closed on September 30, 2003, just following the end of the second fiscal quarter. The net offering proceeds of approximately $29.0 million were received subsequent to quarter-end.

     We also have available up to $11 million pursuant to our revolving credit facility with CapitalSource Finance LLC, which is described more fully in Note 5 to the financial statements contained in this report. Our ability to borrow under this credit facility is subject to compliance with its terms. As of September 28, 2003, we were not in compliance with the inventory ratio covenant contained in the credit agreement and such non-compliance constituted an event of default under the credit agreement. On October 17, 2003, we received a written waiver from CapitalSource Finance LLC for our non-compliance with such covenant. Additionally, we were not in compliance with the inventory ratio covenant for the month of October 2003, but received a written waiver of such non-compliance from CapitalSource Finance LLC on November 11, 2003. Seasonal fluctuations in our business, including higher inventory build-up requirements for the holiday season, could make it difficult for us to meet the inventory ratio covenant or other financial covenants under the credit facility in the coming months. If we are unable to meet these financial covenants, we would need to obtain a waiver from CapitalSource Finance LLC to avoid being in breach of the terms of the credit facility, which breach could prevent us from obtaining additional funds, or require us to repay existing amounts borrowed, under the credit facility. As of the date of this report, we are able to draw down funds under this credit facility.

     Management believes that the cash currently on hand, the line of credit obtained on June 13, 2003, and the net proceeds from our initial public offering will be sufficient to continue operations through at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results do not meet our expectations, or if we become unable to borrow additional funds, or are required to repay existing borrowings, under our current credit facility, we could be required to seek additional funding through public or private financings or other arrangements. In such event, we may be unable to obtain adequate additional funds on commercially acceptable terms, or at all, which could have an adverse affect on our business, financial condition and results of operations.

Factors That May Affect Future Operating Results

     You should consider carefully the risks and uncertainties described below. Additional risks and uncertainties not currently known to us or that we currently do not deem material may also become important factors that may harm our business. The trading price of our common stock could decline due to any of these risks and uncertainties.

Our limited operating history makes evaluation of our business difficult.

     We were originally incorporated in 1997 and began selling products in September 1997. As a result, we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our business and prospects in light of the risks and difficulties we may face as an early stage company with limited operating history. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. Our failure to address these risks and difficulties successfully would seriously harm our business.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

     We have a history of losses and we may continue to incur losses for the foreseeable future. We incurred net losses of $4.0 million and $6.0 million for the twenty-six weeks ended September 28, 2003 and September 29, 2002, respectively. As of September 28, 2003, our accumulated deficit was $77.6 million. We have not achieved profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve profitability in the near future or at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an annual basis in the future. If we are unable to achieve profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

Because we experience seasonal fluctuations in our net sales, our quarterly results will fluctuate and our annual performance will depend largely on results from one quarter.

     Our business is highly seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a substantial portion of our net revenues occur during our third fiscal quarter ending around December 31. We generally experience lower net revenues during the first, second and fourth fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. The third fiscal quarter accounted for approximately 49% of net revenues in the fiscal year ended March 30, 2003. We cannot predict with certainty what percentage of our total net revenues for fiscal year 2004 will be represented by our third fiscal quarter revenues. In anticipation of increased sales activity during the third fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. If sales for the third fiscal quarter do not meet anticipated levels, then increased expenses may not be offset, which would adversely effect our financial condition. If we were to experience lower than expected sales during one of our third fiscal quarters, for whatever reason, it would have a disproportionately large impact on our annual operating results and financial condition for that fiscal year. If our net revenues during our third fiscal quarter were to fall below the expectations of securities analysts, our stock price could decline, perhaps significantly.

Our operating results are volatile and difficult to predict and may adversely affect our stock price.

     Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Further, because our business is seasonal, our operating results may vary significantly from one quarter to the next as part of our normal business cycle. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.

     Factors that could cause our operating results to fluctuate include the following:

•	The seasonality of our business

•	Decreases in the number of visitors to our website or our inability to convert those visitors into customers

•	Technical difficulties, including system or Internet failures

•	Fluctuations in the demand for our products

•	The number of prior customers that make repeat purchases

•	Overstocking or understocking of our merchandise

•	Offering of new or enhanced services or products by our competitors

•	Fluctuations in the level of our product returns

•	Termination of existing marketing relationships or failure to develop successful new marketing relationships

•	Fluctuations in shipping costs, particularly during the holiday season

•	Fluctuations in advertising, marketing or catalog production and distribution costs

•	The amount and timing of operating costs and capital expenditures relating to expansion of our operations

•	Changes in government regulations and taxation related to use of the Internet or otherwise applicable to our business

•	Economic conditions generally or economic conditions specific to the Internet, online commerce, the retail industry, the mail order industry or the gift industry

•	changes in the mix of products that we sell

•	fluctuations in levels of inventory theft, damage or obsolescence

Our computer and communications hardware and software systems are vulnerable to damage and interruption, which could harm our business.

     Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by our employees and customers. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in Santa Clara, California. In the event that this service provider experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we would be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant interruption in the availability or functionality of our website, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business.

If we fail to offer a broad selection of innovative merchandise that consumers find attractive, our revenues could decline or fail to reach anticipated levels and our stock price could be harmed.

     In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products. These products must satisfy the diverse tastes of our customers and potential customers for a variety of gift-giving occasions. To be successful, our product offerings must be affordable, well made, innovative and attractive to a wide range of consumers whose preferences may change regularly. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If our products become less popular with consumers, our revenues may decline or fail to meet expected levels or we may decide to offer our products at lower prices. If consumers do not find our products attractive or if we are required to reduce our prices, our revenues and earnings may decline or fail to meet expected levels and our stock price could be affected adversely.

Failure to successfully manage or expand our fulfillment and distribution operation would have a material adverse effect on us.

     Our fulfillment and distribution operation is located in Lockbourne, Ohio, the facilities for which are leased from a third-party. Our agreement with the fulfillment services company that previously managed the fulfillment and distribution operations at the Lockbourne, Ohio facility expired in August 2003, at which point we assumed direct control of fulfillment and distribution operations. We have no prior experience managing fulfillment and distribution operations and we cannot assure you that we will be successful in this endeavor. If we are unable to successfully manage our fulfillment and distribution operations or if we experience any significant disruptions in connection with the transition from our prior service provider, our operations and financial condition could be seriously harmed. Any failure in managing our fulfillment and distribution operations would require us to find one or more parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple distribution facilities. Further, we may need to expand our distribution operations in the future to accommodate increases in customer orders. If we fail to successfully manage or expand our fulfillment and distribution operations it would have a material adverse effect on our business.

If we do not manage our inventory levels successfully, our operating results will be affected adversely.

     We must maintain sufficient inventory levels to operate our business successfully. Rapidly changing trends in consumer tastes for gift items expose us to significant inventory risks, particularly during our third fiscal quarter when inventory levels are highest due to the holiday shopping season. Consumer preferences can change between the time we order a product and the time it is available for sale. We base our product selection on our projections of consumer tastes and preferences in a future period, and we cannot guarantee that our projections of consumer tastes and preferences will be accurate. It is critical to our success that we accurately predict consumer tastes and stock our product offerings in appropriate quantities. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the third fiscal quarter of each year, after we have significantly increased inventory levels for the holiday shopping season. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any such increase would require the use of additional working capital and subject us to additional inventory risks. Further, our failure to stock sufficient quantities of popular products could cause our customers to become dissatisfied and look to our competitors for their gift items. If we fail to stock popular products in sufficient quantities or if we overstock products, our business, financial condition and operating results would be affected adversely.

Because we do not have long-term vendor contracts, we may not have continued access to popular products.

     More than half of our products are unique designs manufactured by third-party suppliers. We enter into exclusive supply agreements for these products to maintain a competitive advantage. However, since we do not have long-term arrangements with any vendor or distributor that would guarantee the availability of products from year to year, we do not have a predictable or guaranteed supply of these products in the future. If we are unable to provide our customers with continued access to popular, exclusive products, our operating results could be harmed.

Our facilities and systems are vulnerable to natural disasters or other catastrophic events.

     Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. Our distribution facility, located in Lockbourne, Ohio, houses substantially all of our product inventory and is the location from which substantially all of our sales are shipped. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Further, California has in the recent past experienced power outages as a result of limited electrical power supplies. These outages may recur in the future and we cannot determine the effect, if any, that such outages would have on the operation of our business. In addition, as our inventory and distribution facility is located in an area that is susceptible to harsh weather, a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Also, areas in and around San Diego, California, the site of our customer service facility, have experienced severe wildfires recently. Such wildfires could destroy, render inoperable or cause the evacuation of our customer service facility, which could significantly disrupt our ability to provide satisfactory customer service. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that an earthquake, natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results would be seriously harmed.

We have grown quickly and if we fail to manage our growth, our business will suffer.

     We have rapidly and significantly expanded our operations, and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers or senior management personnel have no prior senior management experience at public companies. Our new employees include key officers as well as a number of key managerial, technical and operations personnel who have not yet been fully integrated into our operations. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal controls and procedures required by the recently enacted Sarbanes Oxley Act of 2002. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets, technologies or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively or successfully integrate any assets, technologies or businesses that we may acquire, our business, financial condition and results of operations would be affected adversely.

We experience intense competition in the rapidly-changing retail gift market.

     We operate in a highly competitive environment. We principally compete with a variety of department stores, Internet retailers, specialty retailers and other catalog merchandisers that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. We currently or potentially compete with a variety of other companies, including:

•     other online retailers, such as Amazon.com

•     major department stores, such as Macy’s and Bloomingdale’s

•     physical and online stores and catalog retailers that sell popular gift items such as Pottery Barn, Brookstone, The Sharper Image, Tiffany’s, Harry & David, J Crew, and 1-800-Flowers

•     Internet portals and online service providers that feature shopping services, such as AOL, Yahoo! and Lycos

     Many of our traditional store-based, catalog-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater resources, particularly financial and marketing resources. Many of these competitors can devote substantially more resources to website development and catalog retailing than we can. In addition, large, well-established and well-financed entities may join with online competitors in the future. Our competitors may be able to secure products from vendors on more favorable terms, provide popular products to which we do not have access, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

     The U.S. retail industry, the specialty retail industry in particular, and the online commerce sector are highly competitive, dynamic in nature and have undergone significant changes over the past several years and will likely continue to undergo significant changes. Our ability to anticipate and respond successfully to these changes is critical to our long-term growth and we cannot assure you that we will anticipate and respond successfully to changes in the retail industry and online commerce sectors. If we are unable to maintain or increase our market share or compete effectively in the retail gift market, our business, financial condition and operating results would be adversely affected.

If we do not successfully expand our website and order processing systems or respond to rapid technological changes, we could lose customers and our net revenues could decline.

     If we fail to upgrade our website in a timely manner to accommodate higher volumes of traffic, our website performance could suffer and we may lose customers. In addition, if we fail to expand the computer systems that we use to process and ship customer orders and process customer payments, we may not be able to fulfill customer orders successfully. As a result, we could lose customers and our net revenues could be reduced. Further, to remain competitive, we must continue to enhance and improve the functionality and features of our online store. The

Internet and the online commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements embodying new technologies, or if new industry standards and practices emerge, our existing website and systems may become obsolete or unattractive. Developing our website and other systems entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. If we are unsuccessful in upgrading our systems to accommodate higher traffic or developing or implementing new technologies that enable us to meet evolving industry standards and remain competitive, our operating results would be seriously harmed.

Delivery of our merchandise could be delayed or disrupted by factors beyond our control, and we could lose customers as a result.

     As timely gift delivery is essential to our customer’s satisfaction, any delay or disruption in order, fulfillment and shipping, particularly during the holiday shopping season, could cause us to lose customers and negatively affect our business. In addition, we rely upon third-party carriers for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner would damage our reputation and brand and could cause us to lose customers.

     We also depend on temporary employees to adequately staff our distribution facility during busy periods such as the holiday shopping season. We cannot assure you that we will continue to receive adequate assistance from our temporary employees, or that we will continue to have access to sufficient numbers of competent temporary employees on a cost-effective basis, particularly during the holiday shopping season, which season is critical to our business. If we are unable to adequately staff our distribution and fulfillment facility during the holiday shopping season, our operations and sales during such period could suffer, and our reputation could be harmed.

Increased merchandise returns and a failure to accurately predict merchandise returns could harm our business.

     As part of our customer service commitment, we maintain a merchandise return policy that allows recipients to return most merchandise items received from us if they are dissatisfied with those items. We make allowances for merchandise returns in our financial statements based on historical return rates. We cannot assure you that actual merchandise returns will not significantly exceed our allowances for returns. In addition, because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our catalogs, the introduction of new catalogs, increased sales over the Internet, changes in our merchandise mix, changes in the habits of our gift item recipients, or other factors will not cause actual returns to exceed return allowances, perhaps significantly. Any increase in merchandise returns that exceed our allowances would affect our business adversely.

If we are unable to successfully manage the costs of our catalog operations or our catalogs fail to produce sales at satisfactory levels it could adversely affect our business.

     Our catalog has been an important tool for the acquisition and retention of customers. We believe that the success of our catalog as a cost-effective marketing tool depends on the following factors:

•	effective management of costs associated with the production and distribution of our catalog

•	achievement of adequate response rates to our mailings

•	displaying a mix of merchandise in our catalog that is attractive to our customers

•	cost-effective production of appealing catalogs

•	timely delivery of catalog mailings to our customers

     Catalog production and mailings entail substantial paper, printing, postage and human labor costs. Increases in the costs of producing and distributing the RedEnvelope catalog, including increases in postage rates or paper, photography, or printing costs, may reduce the margin on sales derived from our catalog. The U.S. Postal Service is likely to increase its postage rates in the future and other delivery and overnight courier services that we utilize to deliver our products also will likely raise their rates in the future, which could significantly increase the aggregate cost of mailing our catalogs . As we incur nearly all of the costs associated with our catalogs prior to mailing, we are unable to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. In addition, response rates to our mailings and, as a result, revenues generated by each mailing are affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings, and changes in our merchandise mix, several or all of which may be outside of our control. If we were to experience an increase in the costs associated with producing or distributing our catalogs or our catalogs fail to produce sales at satisfactory levels, our operating results would be adversely affected.

We are dependent on the success of our advertising and marketing efforts which are costly and may not achieve desired results.

     Our revenues depend on our ability to advertise and market our products effectively through the RedEnvelope catalog and our other advertising and marketing efforts. Increases in the cost of advertising and marketing, including paper and postage costs and the costs of complying with applicable regulations, may limit our ability to advertise and market our business without reducing our profitability. If we decrease our advertising or marketing activities due to increased costs, restrictions enacted by regulatory agencies or for any other reason, our future operating results could be significantly harmed. We expect to increase spending on advertising and marketing in the future, and if such efforts do not produce a sufficient level of sales to cover their costs, it would harm our operating results.

Recent changes to our shipping rate policy could cause our revenues to decline.

     In August 2003, we changed our shipping rate policy from a graduated rate schedule, based on the cost of the item(s) purchased by a customer, to a consistent flat rate per shipment. This change will have the effect of lowering our average per-shipment shipping fee, thereby reducing our shipping revenues per order. While we believe that this change to our shipping rate policy will be conducive to an increase in our order volume, we cannot assure you that our order volume will be increased or that any increase in shipments will offset the reduction in shipping revenues resulting from our shipping rate policy change. If our aggregate shipping revenues decrease as a result of the change in our shipping rate policy without a commensurate rise in product revenue, our business, financial condition and results of operations could be harmed.

If we are unable to provide satisfactory customer service, we could lose customers.

     Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our call center. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, which is essential in creating a favorable interactive customer experience. Due to increased customer service needs during the holiday shopping season, we hire a relatively large number of temporary employees during our third fiscal quarter. As a result, we may have difficulty properly staffing our customer service operations during our peak sales season. Further, temporary employees may not have the same levels of training or professional responsibility as full-time employees and, as a result, may be more likely to provide unsatisfactory service to our customers and potential customers. If we are unable to continually provide adequate staffing for our customer service operations, our reputation could be seriously harmed. In addition, we cannot assure you that email and telephone call volumes will not exceed our present system capacities. If this occurs, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Our customer service facility currently accommodates customer service representatives at close to its capacity during our peak sales period. We currently plan on hiring additional customer service representatives in our distribution center in Ohio to accommodate the overflow of calls. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer service would likely impair our reputation and have an adverse effect on our business.

The loss of our senior management or other key personnel could harm our current and future operations and prospects.

     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly Alison L. May, our President and Chief Executive Officer, and Hilary Billings, our Brand Strategist. Our performance also depends on our ability to retain and motivate other officers and key employees. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Ms. May, Ms. Billings, any of our executive officers or other key employees for any reason could harm our business, financial condition and operating result. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel would harm our business, financial condition and results of operations.

If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers.

     We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, partners, suppliers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Further, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and offer our services. Currently, we are involved in a trademark dispute with a company based in the United Kingdom regarding trademark rights in the United Kingdom and European Community. For more information on this dispute, see “Part II. Other Information — Legal Proceedings” below. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business would be harmed.

     We also rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms, or at all, in the future. As a result, we may be required to develop or obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, operating results and financial condition.

Intellectual property claims against us could be costly and could impair our business.

     Other parties may assert infringement or unfair competition claims against us. In the past, we have received notices from third parties alleging that our trademarks or product offerings infringe proprietary rights held by them. We have also received claims alleging that our Internet marketing program and website operations infringe patents held by third parties. We are currently a defendant in a lawsuit alleging infringement by us of patents held by a third-party. For additional information on this lawsuit, see “Part II. Other Information — Legal Proceedings” below. We may receive other similar notices from, or have lawsuits filed against us by, third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering popular products or operating our business as planned. If we are forced to defend against thirty-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third-party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

We face the risk of inventory shrinkage.

     We are subject to the risk of inventory loss and theft. Although we believe that the levels of inventory shrinkage that we have suffered in the past are within an acceptable range, we cannot assure you that incidences of inventory loss and theft will not increase in the future or that the security measures we have taken in the past will effectively address the problem of inventory theft. If we were to suffer higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.

Poor economic conditions may constrain discretionary consumer spending on retail products such as ours.

     Consumer spending patterns, particularly discretionary spending for products such as ours, are affected by, among other things, prevailing economic conditions, stock market volatility, wars, threats of war, acts of terrorism, wage rates, interest rates, inflation, taxation, and consumer confidence. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. The terrorist attacks of September 11, 2001 and the wars in Afghanistan and Iraq have had a negative effect on an already slowing economy and on consumer confidence. Our business and revenues have been, and could continue to be, negatively affected by poor economic conditions and any related decline in consumer demand for discretionary items such as our products. We face uncertainty in the degree to which poor performance in the retail industry, decreased consumer confidence and any economic slowdown will negatively affect demand for our products. We may not be able to accurately anticipate the magnitude of these effects on future quarterly results, which could seriously harm our financial condition. As we do not have large cash reserves, we may not be able to survive an extended recession or sluggish economy.

We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

     We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. Further, under the terms of our credit agreement with CapitalSource Finance LLC, we are subject to certain contractual limitations with respect to raising additional capital during the term of that agreement. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute the ownership interests of existing stockholders, or scale back, or fail to address opportunities for expansion or enhancement of, our operations. Since our inception, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for the foreseeable future.

If we default on any secured loan, all or a portion of our assets could be subject to forfeiture.

     We are currently party to a credit agreement that is secured by substantially all of our tangible and intangible assets, and we may enter into secured credit or loan agreements in the future. If we default on our current or any future secured loan for any reason and are unable to cure the default pursuant to the terms of the relevant agreement, our lenders could take possession of any or all assets in which they hold a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off our debts, which could materially harm our business.

We may face product liability claims that are costly and create adverse publicity.

     If any of the products that we sell causes harm to any of our customers, we could be vulnerable to product liability lawsuits. If we are found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business.

We may face difficulty expanding into international markets.

     We may expand our operations to sell our products internationally, but we have relatively little experience in purchasing, marketing and distributing products or services for international markets. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized websites, catalogs and other systems. Governments in other countries may regulate Internet or other online services in such areas as content, privacy, network security, encryption or distribution, which could significantly affect our ability to conduct business in those countries. If we are unsuccessful in our attempts to expand our operations into other countries, our operating results could be harmed.

We may incur significant costs or experience delays in product availability due to regulations applicable to the sale of food products, which may hurt our business.

     We currently offer select food items for sale to our customers. Applicable federal, state or local regulations may cause us to incur substantial compliance costs or delay the availability of those consumables. In addition, any inquiry or investigation from a food regulatory authority could have a negative impact on our reputation. The occurrence of any of these events could adversely affect our financial condition.

If we fail to comply with the laws regulating the sale of tobacco products it may have a negative impact on our reputation and make us vulnerable to liability claims.

     We are required to verify the age of purchasers of our tobacco products. If we fail to request or are unable to properly identify the age of our purchasers, we could face substantial penalties and legal liability for sales of tobacco products to underage persons. Any inquiry or investigation from a regulatory authority could have a negative impact on our reputation and any liability claims could subject us to fines, mandatory damages or require us to spend significant time and money in litigation.

Our charter documents, Delaware law and third-party contractual restrictions may make an acquisition of us more difficult, even if an acquisition would be beneficial to our stockholders.

     We are a Delaware corporation and the Delaware General Corporation Law contains certain provisions that may make a change in control of our company or the removal of incumbent directors more difficult. In addition, our Amended and Restated Certificate of Incorporation and Bylaws, contain provisions that may have the same effect, including the elimination of the ability of stockholders to call special meetings or vote by written consent, the elimination of cumulative voting for directors, and procedures requiring advance notification for stockholder proposals. The elimination of cumulative voting substantially reduces the ability of minority stockholders to obtain representation on the Board of Directors. These provisions may discourage potential acquirers from making a bid for our company, or make an acquisition of us or a tender offer to our stockholders more difficult, even if such acquisition or tender offer would be beneficial to our stockholders, and may reduce any premiums paid to stockholders for their common stock.

     Additionally, under the terms of our credit agreement with CapitalSource Finance LLC, we are subject to covenants that could restrict or place limitations on our ability to be acquired by another company during the term of the credit agreement, even if such acquisition would be beneficial to our stockholders.

Our success is tied in large part to the continued use of the Internet by a large number of consumers.

     Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of business and communication. Factors which could reduce the widespread use of the Internet include:

•	actual or perceived lack of privacy protection

•	actual or perceived lack of security of credit card information

•	possible disruptions or other damage to the Internet or telecommunications infrastructure

•	increased governmental regulation and taxation

•	decreased use of personal computers

     Any decrease or less than anticipated growth in Internet usage could significantly harm our business.

Customers may be unwilling to purchase goods on the Internet.

     Approximately 70% of our products currently are purchased through our website. Our long-term prospects therefore depend upon the general public’s increasing willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop into an effective and reliable tool for consumer purchases would seriously damage our future operations. Online commerce is a relatively new concept, and online purchases may decline or fail to increase as projected. The future of online commerce is highly uncertain, many online commerce companies have ceased operations in recent years and most existing online commerce companies have a relatively short operating history. If consumers are unwilling to use the Internet to purchase retail products, our business will be harmed.

The security risks of online commerce, including credit card fraud, may discourage customers from purchasing goods from us.

     In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. Although we take the security of our systems very seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation.

     We do not carry insurance against the risk of credit card fraud, so the failure to prevent fraudulent credit card transactions could reduce our net revenues and gross margin. In addition, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, operating results or financial condition.

If one or more states successfully assert that we should collect sales or other taxes on the sale of merchandise purchased from our website, our business could be harmed.

     We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California and Ohio. In the future, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we may suffer decreased sales into such state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in such states or jurisdictions. We may also be subject to value added and other taxes if we sell merchandise to customers located in the European Union and we may incur significant financial and organizational burdens in order to set up the infrastructure required to comply with applicable tax regulations. If additional states or any other jurisdictions successfully assert that we should collect sales or other taxes on the sale of our merchandise into these jurisdictions our business could be affected adversely.

Existing or future government regulation could harm our business.

     We are subject to the same federal, state and local laws as other companies conducting business on the Internet, including consumer protection laws, user privacy laws and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to our customers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our privacy policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, user privacy, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability of existing laws to the Internet relating to issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business, operating results and financial condition.

     Tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes, which could have an adverse effect on our cash flows and results of operations. Further, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

     The State of California recently enacted a law that requires any company that does business in California and possesses computerized data, in unencrypted form, containing certain personal information about California residents to provide prompt notice to such residents if that personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker. The law defines personal information as an individual’s name together with one or more of that individual’s social security number, driver’s license number, California identification card number, credit card number, debit card number, or bank account information, including any necessary passwords or access codes. As our customers, including California residents, generally provide information to us that is covered by this definition of personal information in connection with their purchases via our website, our business will be affected by this new law. As a result, we will need to ensure that all computerized data containing the previously-described personal information is sufficiently encrypted or that we have implemented appropriate measures to detect unauthorized access to our data and to notify our California customers of any such access to the extent it involves their personal information. Such measures will likely increase the costs of doing business and, if we fail to detect and provide prompt notice of unauthorized access as required by the new law, we could be subject to potential claims for damages and other remedies available to California residents whose information was improperly accessed or, under certain circumstances, the State of California could seek to enjoin our business operations until appropriate corrective actions have been taken. While we intend to comply fully with this new law, we cannot assure you that we will be successful in avoiding all potential liability or disruption of business resulting from this law. If we were required to pay any significant amount of money in satisfaction of claims under this new law, or any similar law enacted by another jurisdiction, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.

     In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. We are qualified to do business only in California and Ohio at present. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

     We are subject to increasing regulation relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would extend online privacy protections to adults. Moreover, proposed legislation in the United States and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages and may otherwise have a material adverse effect on our business, results of operations and financial condition.

We may be subject to liability for the Internet content that we publish.

     As a publisher of catalogs and online content, we face potential liability for defamation, negligence, intellectual property infringement, or other claims based on the information and other content contained in our catalogs and website. In the past, parties have brought these types of claims and sometimes successfully litigated them against online services. If we incur liability for our catalog or online content, our financial condition could be affected adversely and our reputation could suffer.

     Our directors, executive officers and significant stockholders hold a substantial portion of our stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

     Our directors, executive officers and current beneficial holders of 5% or more of our outstanding common stock own a substantial portion of our stock. These stockholders, acting together, are able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third-party from acquiring or merging with us.

The large number of shares eligible for future public sale could cause our stock price to fall.

     Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future. A significant portion of the shares of our common stock will continue to be restricted in the near term as a result of securities laws and lock-up agreements. The lock-up agreements restrict holders’ ability to transfer their stock until March 23, 2004. Of our outstanding shares, 2,200,000 are freely tradable as of the date of this report, an additional 6,300,963 will be available for sale in the public market on March 23, 2004 (or earlier in the event that all or some of the holders of such stock are released from their lock-up restrictions prior to such date), and the remaining 3,605 shares will be available for sale in the public market in March 2004, in each case subject to the requirements of Rule 144 promulgated under the Securities Act of 1933, as amended. Sales of a substantial number of shares of our common stock within a short period of time, or after the expiration of applicable lock-up periods, could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

     At September 28, 2003, we had approximately $3.0 million in cash and cash equivalents. At that same date, we had an outstanding balance under our line of credit of approximately $1.2 million. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Item 4. Controls and Procedures

     The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on in this Quarterly Report on Form 10-Q. The Company continues to implement minor changes primarily to formalize and document procedures already in place. The Company also has established a Disclosure Committee, which consists of certain members of the Company’s senior management. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since the date of the evaluation of internal controls, no significant changes have been made that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     By its letter dated March 9, 2000, Red Letter Days Plc, a United Kingdom company (Red Letter Days), asserted trademark rights in the United Kingdom in the marks RED LETTER, RED LETTER DAYS and the image of a red envelope. Red Letter Days offers experiential gifts in the United Kingdom. The letter claimed that if we were to use our name and the REDENVELOPE service mark in the United Kingdom in connection with retail sales of gifts, it would infringe Red Letter Days’ trademark rights. We have made a number of attempts to reach an amicable resolution of this dispute, but Red Letter Days has declined, to date, to enter into settlement negotiations. Red Letter Days has opposed our applications to register the REDENVELOPE and RedEnvelope stylized logo marks in the United Kingdom and the European Community. Red Letter Days’ oppositions to our United Kingdom and European Community trademark applications are pending. Evidentiary submissions are being made by the parties in connection with those opposition proceedings and a decision is not expected for several months. The sole issue to be decided in the opposition proceedings is whether the REDENVELOPE mark is entitled to registration in the stated jurisdictions. Even if an opposition is successful in preventing the subject trademark from being registered, that decision by the registration authorities does not prevent the applicant from using the mark in that jurisdiction. In order to prevent us from using the RedEnvelope mark in the United Kingdom or European Community or to obtain any other equitable relief or monetary relief, Red Letter Days would need to bring a lawsuit against us in the appropriate jurisdiction. To the best of our knowledge, no such lawsuit has been filed. We opposed Red Letter Days application to register the RED LETTER mark in the United Kingdom, based on the descriptiveness of the RED LETTER mark as applied to the services of Red Letter Days. The United Kingdom trademark office has denied our opposition and has approved the registration of the Red Letter Days mark in the United Kingdom. This decision did not address a comparison of the REDENVELOPE and RED LETTER marks.

     In a letter dated May 23, 2003, counsel for Activ8Now, LLC offered us a license to U.S. Patents 6,557,006 and 6,535,889 and certain patent applications. In a letter dated July 10, 2003, Activ8Now asserted that we were using the patented technology of Activ8Now. In a letter dated September 3, 2003 and in response to an inquiry from our counsel, counsel for Activ8Now reasserted that certain of Activ8Now’s patents covered certain aspects of our website operations and provided their analysis of how such Activ8Now patented technologies apply to our website operations, and again offered to license such patents to us. On September 5, 2003, our counsel discovered that Activ8Now had filed suit against RedEnvelope in the United States District Court for the Northern District of Georgia on September 3, 2003 alleging infringement of the two patents referenced above arising out of certain aspects of our website operations, and seeking the following relief: actual damages for the alleged infringement (including interest) in an unspecified amount, but no less than a reasonable royalty amount; permanent injunctive relief from further alleged acts of infringement; costs and reasonable attorney’s fees related to the lawsuit; and triple damages in the event that Activ8Now can show infringement that was willful and intentional. On October 17, 2003, RedEnvelope was served with the complaint. Counsel for RedEnvelope is in the process of evaluating the merits of this claim and we intend to pursue any and all available defenses to these allegations vigorously. We currently believe that this lawsuit will not have a material, adverse effect on us. However, because this litigation matter is in its early stages, we do not have sufficient information to assess whether the allegations could lead to liability on the part of RedEnvelope or the amount of potential damages. We cannot guarantee that this lawsuit will not result in costly settlement arrangements, royalty payments, statutory damages, significant attorney’s fees and/or require us to modify our website or our methods of conducting business.

Item 2. Changes in Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	During the quarterly period ended September 28, 2003, we issued and sold the following securities that were not registered under the Securities Act of 1933:

From June 30, 2003 through September 28, 2003, we granted options to purchase an aggregate of 17,019 shares of common stock with a weighted average exercise price of $8.97 per share to a number of our employees and directors for an aggregate exercise price of $152,719.58. These transactions were exempt from registration under the Securities Act pursuant to Rule 701 promulgated under Section 3(b) thereof on the basis that the transactions were pursuant to a compensation benefit plan and contracts relating to employment or pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

From June 30, 2003 through September 28, 2003, we issued 17,123 shares of common stock upon exercise of stock options granted under our 1999 Stock Plan at a weighted average exercise price of $3.62 per share for an aggregate exercise price of $62,034.66. These transactions were exempt from registration under the Securities Act pursuant to Rule 701 promulgated under Section 3(b) thereof on the basis that the transactions were pursuant to a compensation benefit plan and contracts relating to employment or pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

The recipients of securities in each transaction listed above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information about RedEnvelope, through their relationships with RedEnvelope. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

(d)	The Securities and Exchange Commission declared our registration statement, which we filed on Form S-1 (Registration No. 333-106120) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on September 24, 2003. Under this registration statement, we registered 2,200,000 shares of our common stock, and another 330,000 shares subject to the underwriter’s over-allotment option. The shares of common stock registered under the registration statement, not including the 330,000 shares of common stock covered by the over-allotment option which expired on October 24, 2003 and was not exercised, were sold at a price to the public of $14.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering closed on September 30, 2003. The underwriters were WR Hambrecht+Co, LLC and Pacific Crest Securities Inc.

The offering did not terminate until after the sale of all of the securities registered on the registration statement provided, however, that the underwriters’ over-allotment option to purchase 330,000 shares expired prior to its exercise. The aggregate gross proceeds from the shares of common stock sold by us were $30.8 million. The aggregate net proceeds to us from the offering were $29.0 million after deducting an aggregate of $1.8 million in underwriting discounts and commissions paid to the underwriters. Additionally, the Company incurred $1.4 million in other expenses as of September 28, 2003 in connection with the offering. As the offering closed on September 30, 2003, the net offering proceeds were received subsequent to the ending of this reporting period. The Company intends to use the net proceeds from the offering to fund working capital, including the build up of inventory prior to the holiday season, to fund new capital equipment and information technology projects and for other general corporate purposes.

Effective upon the closing of our initial public offering, all previously outstanding Series A, Series B, Series C, Series D, Series E and Series F preferred stock converted into common stock. We filed an amended and restated certificate of incorporation, a copy of which is filed as an exhibit to this report, in September of 2003. This amendment and restatement, among other things, increased the authorized shares of common stock, authorized undesignated shares of preferred stock, and eliminated the ability of stockholders to take action by written consent and cumulate votes at any election of directors. At the same time, we adopted amended and restated bylaws, a copy of which is filed as an exhibit to this report, that, among other things, eliminated the ability of stockholders to take actions by written consent and established certain procedures for advance notice of stockholder proposals and director nominations.

Under the terms of our credit agreement with CapitalSource Finance LLC, our ability to pay dividends on our common stock is contractually prohibited during the term of that agreement.

Item 4. Submissions of Matters to a Vote of Security Holders

     In August 2003, we sent a written consent to our stockholders requesting approval to the taking of the following actions in connection with the initial public offering of our common stock: (1) the approval and adoption of our amended and restated certificate of incorporation to effect a reverse stock split to be effective prior to our initial public offering, (2) the approval and adoption of our amended and restated certificate of incorporation to increase the authorized shares of common stock and to authorize shares of undesignated preferred stock to become effective upon the completion of our initial public offering, (3) the approval and adoption of our amended and restated bylaws to become effective and contingent upon the completion of our initial public offering, (4) the approval of the amended and restated 1999 Stock Plan, (5) the approval and adoption of our 2003 Directors’ Stock Plan to become effective and contingent upon the closing of our initial public offering, (6) the approval and adoption of our 2003 Employee Stock Purchase Plan to become effective and contingent upon the closing of our initial public offering, (7) the election of the following 8 nominees to serve as members of the board of directors: Alison L. May, Hilary Billings, Michael Moritz, Michael E. Dunn, Scott Galloway, Charles Heilbronn, Daniel R. Lyle and Jacqueline A. Macdonald; and (8) the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending March 30, 2003. All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received the requisite consents on September 5, 2003.

     A total of 5,017,025 shares of our stock out of 6,309,841 shares issued and outstanding (or an as-converted to common stock basis) voted in favor of these matters.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.*

3.2	Amended and Restated Bylaws of the Registrant currently in effect.*

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

*             The form of this exhibit was filed with RedEnvelope, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-106120) as declared effective by the Securities and Exchange Commission on September 24, 2003.

     (b)  Reports on Form 8-K

               None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RedEnvelope, Inc.

Date: November 12, 2003	By:	/s/ ERIC C. WONG

Eric C. Wong Chief Financial Officer

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.*

3.2	Amended and Restated Bylaws of the Registrant currently in effect.*

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

* The form of this exhibit was filed with RedEnvelope, Inc.’s Registration Statement on Form S-1 (Registration Statement No. 333-106120) as declared effective by the Securities and Exchange Commission on September 24, 2003.