Form 10-Q
period 2003-12-28
REDENVELOPE INC
filed 2004-02-11
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-50387

RedEnvelope, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0844285
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

201 Spear Street, 3rd Floor,

San Francisco, California 94105
(Address of Principal Executive Offices and Zip Code)

(415) 371-9100

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 8,521,552 as of December 28, 2003.

REDENVELOPE, INC.

REPORT ON FORM 10-Q

For the Quarter Ended December 28, 2003

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

REDENVELOPE, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	December 28,	March 30,	December 29,
	2003	2003	2002

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,756	$4,997	$14,154
Short term investments	2,888	—	—
Accounts receivable, net	5,803	286	595
Inventory	7,873	9,716	9,973
Prepaid advertising and other current assets	1,462	2,099	1,030

Total current assets	52,782	17,098	25,752
Property and equipment, net	4,591	4,462	5,070
Other assets and restricted cash	1,165	566	400

Total assets	$58,538	$22,126	$31,222

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$12,705	$5,957	$10,679
Accrued expenses and other current liabilities	7,268	1,443	3,403
Accrued compensation	820	723	578
Short-term loan	—	1,123	1,073
Capital lease obligations, current	732	673	565

Total current liabilities	21,525	9,919	16,298
Capital lease obligations, long-term	997	1,102	1,345

Total liabilities	22,522	11,021	17,643

Commitments and contingencies:
Mandatorily redeemable convertible preferred stock	—	82,556	82,479
Stockholders’ deficit:
Series A preferred stock, $0.01 par value; 2,000,000 shares authorized, none outstanding	—	953	953
Common stock, $0.01 par value; 100 million shares authorized; 8,521,552, 336,939, and 336,378 issued and outstanding as of December 28, 2003, March 30, 2003, and December 29, 2002, respectively	86	4	4
Additional paid-in capital	113,006	1,322	1,320
Deferred compensation	(641)	(162)	(262)
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(76,391)	(73,524)	(70,871)

Total stockholders’ equity/(deficit)	36,016	(71,451)	(68,900)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$58,538	$22,126	$31,222

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(In thousands, except for per share data)
Net revenues	$35,922	$34,290	$61,972	$54,943
Cost of sales	18,149	17,318	31,496	28,510

Gross profit	17,773	16,972	30,476	26,433

Operating expenses:
Fulfillment	5,195	4,485	9,446	8,272
Marketing	7,434	7,593	12,860	12,106
General and administrative	3,929	3,790	10,743	10,671

Total operating expenses	16,558	15,868	33,049	31,049

Income/(loss) from operations	1,215	1,104	(2,573)	(4,616)
Interest income	60	21	75	138
Interest expense	(99)	(213)	(369)	(580)

Net income/(loss)	$1,176	$912	$(2,867)	$(5,058)

Net income/(loss) per share — basic	$0.14	$2.81	$(0.41)	$(16.01)

Net income/(loss) per share — diluted	$0.13	$0.14	$(0.41)	$(16.01)

Weighted average shares outstanding — basic	8,522	325	7,071	316
Weighted average shares outstanding — diluted	9,379	6,296	7,071	316

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended

	December 28,	December 29,
	2003	2002

	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(2,867)	$(5,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,930	1,871
Amortization of deferred stock compensation	201	261
Other non-cash charges	35	335
Issuance of stock for services rendered	9	—
Changes in current assets and liabilities:
Accounts receivable	(5,517)	(94)
Inventory	1,843	(2,972)
Other assets	292	887
Accounts payable	6,959	5,177
Accrued expenses and other current liabilities	5,924	1,539

Net cash provided by operating activities	8,809	1,946

Cash Flows From Investing Activities:
Purchase of investments	(3,435)	—
Purchase of property and equipment	(1,636)	(1,468)

Net cash used in investing activities	(5,071)	(1,468)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options and warrants	128	91
Repurchase of common stock	—	(2)
Net proceeds from issuance of Series F convertible preferred stock	—	13,743
Principal payments on capital lease obligations	(469)	(279)
Repayment of loan	(1,123)	(4,780)
Payment of loan costs and other	(414)	(7)
Payment of IPO costs	(1,053)	—
IPO proceeds	28,952	—

Net cash provided by financing activities	26,021	8,766

Net increase in cash and cash equivalents	29,759	9,244
Cash and cash equivalents at beginning of period	4,997	4,910

Cash and cash equivalents at end of period	$34,756	$14,154

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     Financial Statements — Basis of Presentation

      The accompanying unaudited financial statements include the accounts of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”). The condensed balance sheets as of December 28, 2003 and December 29, 2002, the condensed statements of earnings for the thirteen and thirty-nine week periods ended December 28, 2003 and December 29, 2002, and the condensed statements of cash flows for the thirty-nine week periods ended December 28, 2003 and December 29, 2002 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine week periods then ended. The balance sheet at March 30, 2003, presented herein, has been derived from our audited balance sheet included in our Amendment No. 8 of the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on September 24, 2003.

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

      The results of operations for the thirteen and thirty-nine weeks ended December 28, 2003 are not necessarily indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

      Our fiscal year ends on the Sunday closest to March 31, resulting in a 52 or 53 week year. Fiscal year 2003 ended on March 30, 2003. Fiscal year 2004 will end on March 28, 2004. Both fiscal year 2003 and fiscal year 2004 are 52 weeks long. We report our interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters is thirteen weeks long, ending on the Sunday closest to the calendar quarter end, with the fourth fiscal quarter covering the remaining part of the fiscal year.

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

      Stock Based Compensation — The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB No. 25, compensation cost is recognized based on the difference, if any, between the fair market value of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock. Equity

REDENVELOPE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

instruments issued to non-employees are accounted for in accordance with the provision of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

      Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant for options granted in the thirteen and thirty-nine weeks ended December 28, 2003 and December 29, 2002 consistent with the provisions of SFAS No. 123 the Company’s pro forma net income/(loss) would have been as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net income/(loss) — as reported	$1,176	$912	$(2,867)	$(5,058)
Stock-based employee compensation included in reported net income/(loss)	77	100	212	260
Stock-based compensation expense determined under fair value base method	(225)	(150)	(533)	(389)

Pro forma net income/(loss)	$1,028	$862	$(3,188)	$(5,187)

Basic and diluted earnings per share:
As reported — basic	$0.14	$2.81	$(0.41)	$(16.01)
As reported — diluted	$0.13	$0.14	$(0.41)	$(16.01)
Pro forma — basic	$0.12	$2.65	$(0.45)	$(16.41)
Pro forma — diluted	$0.11	$0.14	$(0.45)	$(16.41)
Basic Shares	8,522	325	7,071	316
Diluted Shares	9,379	6,296	7,071	316

      Earnings Per Share — For the thirteen weeks ended December 28, 2003 and December 29, 2003, basic net income per share was greater than the diluted net income per share because the effect of stock options, unvested shares and warrants outstanding was dilutive. The number of dilutive stock options, unvested shares, and warrants excluded from the calculation for the thirty-nine weeks ended December 28, 2003 and December 29, 2002, were approximately 1.4 million and 0.9 million, respectively.

      Comprehensive Income/(Loss) — Comprehensive income/ (loss) equals net income/ (loss) for all periods presented.

      New Accounting Pronouncements — In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires instruments that are mandatorily redeemable, among other financial instruments, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur, be classified as liabilities. We adopted SFAS No. 150 effective June 30, 2003. The adoption of this statement did not have an impact on the Company’s financial statements.

3.     Initial Public Offering

      On September 30, 2003, we completed our initial public offering, whereby we sold 2.2 million shares of our common stock at $14 per share and received proceeds of approximately $29.0 million (after underwriters’ discounts of $1.8 million). Total related offering expenses were $1.6 million.

REDENVELOPE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

      Immediately prior to the offering, the Company effected a 1 for 11.71 reverse stock split. All shares and per share calculations included in the accompanying unaudited condensed financial statements have been adjusted to reflect this split.

      On September 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into approximately 6.0 million shares of common stock. Each share of Series A and B preferred stock outstanding was converted into common stock on a one-for-one exchange ratio of common for preferred. Each share of Series C, D, E, and F preferred stock outstanding was converted into common stock on an exchange ratio of one share of preferred for approximately 1.58, 1.80, 1.27 and 0.99 shares of common, respectively, as follows:

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

5.     Borrowing Arrangements

      The Company’s line of credit is provided by CapitalSource Finance LLC pursuant to the terms of a revolving credit and security agreement dated June 13, 2003. Per the terms of this agreement, CapitalSource Finance LLC has made available to the Company a credit facility under a revolving promissory note with a maximum principal amount of $11.0 million, subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time. Amounts borrowed under this line of credit bear interest at rates equal to the greater of 9.5% or the prime lending rate plus 5.75%, for advances up to a fluctuating base amount, and equal to the greater of 11.5% or the prime lending rate plus 7.75% for advances in excess of that base amount. Amounts borrowed under this line of credit are secured by substantially all of the Company’s assets. The line of credit agreement provides for certain events of default, sets forth a number of affirmative and negative covenants to which the Company must adhere and expires on April 15, 2006, unless extended,

REDENVELOPE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

renewed or terminated pursuant to the terms of the agreement. The Company paid a non-refundable commitment fee of approximately $0.2 million in connection with this line of credit and must pay an unused line fee of up to $0.05 million per year, which is payable monthly, based on the unused portion of the loan commitment. The Company has borrowed funds under this line of credit from time to time and periodically repaid such borrowings with available cash. As of December 28, 2003, the Company did not have an outstanding balance under this line of credit.

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

      The credit agreement requires us to pay and deliver all collections to an account over which CapitalSource Finance LLC has sole control. When we borrow under the credit agreement, the borrowings are repaid through the funds in this account. In a situation where we are not borrowing, we must request the funds to be withdrawn from this account and deposited into our bank account.

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

      As of December 28, 2003, the Company was not in compliance with the EBITDA ratio covenant. On January 22, 2004, we received a waiver from CapitalSource Finance LLC for our non-compliance with such covenant. Additionally, we were not in compliance with the inventory ratio covenant for the months of October 2003 and November 2003, but received a waiver of such non-compliance from CapitalSource Finance LLC on November 11, 2003 and December 23, 2003, respectively. As of February 5, 2004, the Company was not in compliance with the inventory ratio covenant for January. We received a waiver of such non-compliance from CapitalSource Finance LLC on February 5, 2004.

REDENVELOPE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

6.     Marketable Securities

     Cash Equivalents and Investments

      For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of demand accounts, government securities, and money market funds. Short-term investments consist of government securities and corporate bonds both with original maturities beyond three months. Long term investments consist of corporate bonds with original maturities of one year or longer.

      All of the Company’s cash equivalents and investments are considered available-for-sale. Such securities are carried at fair market value, which is equal to cost at December 28, 2003. Fair value is based on market quotes. Unrealized gains and losses, net of tax, on securities in this category are reported as a separate component of stockholders’ equity. There were no unrealized gains or losses for the quarter ended December 28, 2003. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income.

      Available-for-sale investments at December 28, 2003 were as follows:

Cost/Estimated
Fair Value

(In thousands)
Corporate bonds	$2,888
Government securities (long-term)	546

Total available-for-sale investments	$3,434

      There were no gross realized gains or losses for quarter ending December 28, 2003 and the gross realized gains or losses for the quarter ended December 29, 2002 were immaterial.

      The amortized cost, which equals the estimated fair value of investments in debt securities at December 28, 2003, by contractual maturity were as follows:

Fair Value

(In thousands)
Due in 1 year or less	$2,888
Due in 1-2 years	546

$3,434

7.     Contingencies

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

      Historically, revenues have been seasonal. Revenues have been higher in our third fiscal quarter, reflecting higher consumer holiday spending. Our strategy includes offering a product assortment for all gift occasions throughout the year, and thereby increasing the percentage of revenues in the first, second and fourth fiscal quarters. For example, in the first and second quarters of fiscal 2004, we introduced two new catalogs. In the first quarter of fiscal 2004, we introduced a catalog dedicated solely to jewelry products. In the second quarter of fiscal 2004, we introduced a new catalog that featured non-seasonal gifts for all occasions. While we are focused on reducing the seasonality of the third fiscal quarter, we anticipate higher revenues in our third fiscal quarter than in our other three fiscal quarters to continue in the foreseeable future. As a result, promptly obtaining sufficient volumes and an appropriate mix of product inventory is especially important in our third fiscal quarter. In the third fiscal quarter of fiscal 2004, conservative inventory purchasing, operational difficulties in our distribution center and sourcing problems with respect to some of our products led to our inability to satisfy customer demand. Achieving operational effectiveness at times of peak demand and the appropriate mix and amount of inventory will continue to be critical areas of management focus.

      We believe our gift assortment provides an opportunity for corporate gift giving, and we will look at opportunities to grow our corporate sales channel. For example, some corporations are implementing policies which do not allow for the acceptance of gifts valued at more than one hundred dollars. We believe our assortment includes unique and innovative products within that price range. We also intend to consider potential partnerships with companies that possess similar brand qualities and/or alternative channels of distribution. We have funded our operations through December 28, 2003 primarily through private sales of equity securities, borrowings, and our recently completed initial public offering.

      On September 30, 2003, we completed our initial public offering whereby we sold 2.2 million shares of our common stock at $14 per share and received proceeds of approximately $29.0 million (after underwriters’ discounts of $1.8 million). Total related offering expenses were $1.6 million.

      Our revenues are comprised of product sales, shipping revenue and gift-wrap revenue. Our shipping revenue represents the amounts we charge our customers for delivering the product. From the second quarter of fiscal year 2003 until August 25, 2003, the delivery charge to our customers was based on the order value and the method of delivery. As the order value increased, the delivery charge increased as well. However, after August 25, 2003, we changed the delivery charge for standard ground delivery to a flat rate regardless of the order value. For expedited delivery methods, we charge a flat fee over the standard delivery charge. We believe the flat rate delivery charge allows us to better compete with other online retailers. We want our customers to focus on the product rather than the cost of delivery. The change to flat rate shipping and shipping discount promotions did not result in an increase in order volume to offset the reduction in shipping revenues. Our gift wrap revenue consists of amounts we charge our customers for our signature red gift boxes. The customer has the option to purchase gift wrap if the product is offered with our special gift wrapping. The gift wrapping process occurs as part of order fulfillment at the distribution center. No single customer accounts for more than 1% of our net revenues. To date, we have achieved our growth from internal operations rather than through acquisitions.

      Our merchandising strategy is based on providing unique and innovative products. Historically, approximately 50% of our products can be characterized as proprietary. For the third quarter of fiscal year 2004, 61% of the products in our holiday catalog were exclusive to RedEnvelope and our proprietary products were some of our strongest performing products. We currently intend to increase the percentage of exclusive products to approximately 80% over the next several years. We believe that by continually offering innovative, proprietary products, we can better differentiate us from our competitors and can provide a more satisfactory gift-purchasing experience for our customers. In order to provide these levels of proprietary products, our merchandising group works directly with domestic manufacturers, importers and overseas agents to design and manufacture our products. During our fiscal year 2003, we sourced approximately 25% of our products from overseas. In an effort to increase our proprietary product offering, we will be increasing our overseas product sourcing. We believe working directly with overseas agents and manufacturers will allow us to effectively manage product development and quality. Due to the complexities of overseas sourcing, we plan on creating an international sourcing group. In addition, since we do not have long-term arrangements with any vendor or distributor that guarantees the availability of products, we do not have a predictable or guaranteed supply of these products in the near future. In addition, while our product development process includes sampling products for quality, there remains the possibility that final production runs will include products that do not meet our quality standards. Due to the lead times of overseas production, we may not be able to receive adequate levels of product that meet our quality standards. If we are unable to provide our customers with continued access to adequate levels of proprietary products that meet our quality standards, our operating results would be harmed. While products sourced overseas typically have lower costs, our product margins may be slightly offset by an increase in inbound freight costs. As security measures around shipping ports increase, these additional costs may result in higher inbound freight costs. Furthermore, in recent years, U.S. companies were subject to port strikes which delayed the delivery of goods. As we increase our overseas sourcing, we face the risk of these delays which could harm our business.

      We terminated our relationship with our third-party fulfillment service provider and assumed control of our fulfillment services in August 2003. In the third quarter of fiscal 2004, we experienced delays and errors in the fulfillment process at our distribution center, which prevented us from fulfilling demand for our products. In addition, the anticipated efficiencies from managing the distribution center ourselves did not materialize. Improvements in managing our distribution center will be a key objective in the ensuing months. Our current plans include revising certain materials handling processes, implementing new warehouse management software, and effecting management changes. We believe that these changes will allow us to better manage our fulfillment operations and scale our business. If we are unable to improve the performance of the fulfillment process at our distribution center, we may incur additional labor costs, fail to satisfy demand for our products or experience customer dissatisfaction, any one of which could have an adverse affect on our operating results.

      We rely primarily on Internet-based online programs and catalog advertising. Revenues to our customers attributable to online Internet-based channels, specifically portals, search, and affiliate derived sales, increased by 42% over the third quarter of the prior fiscal year, which was less than we expected. Additionally, the catalog business generated similar levels of revenue for the quarter ended December 28, 2003 compared to the same period last year, even though we mailed 2.0 million fewer catalogs this year.

      Currently, we believe the increase in commerce over the Internet will continue for the foreseeable future. However, if consumers are unwilling to use the Internet to purchase retail products, our business will be harmed. In addition, if competitors increase the utilization of online marketing campaigns, the cost of online marketing programs may increase. Moreover, software programs that block certain email marketing campaigns have gained in popularity with individuals. The federal government and certain states have enacted legislation specifically prohibiting or placing significant restrictions on email marketing campaigns. These trends could negatively impact our ability to market to customers through email campaigns.

      We currently intend to use our catalog programs to market our products and brand. However, increases in the cost of catalogs may limit our ability to advertise and market our business without reducing profitability. We plan on exploring other ways to market our products and brand. For example, in the third fiscal quarter of 2004, we launched a series of television advertisements. We are currently considering running additional television advertisements as well as radio and print advertisements. These marketing programs may result in an increase in our marketing costs.

      We are planning on implementing new software programs for our financial, warehouse management, and order entry functions in fiscal year 2005. These projects will result in uses of cash and will result in additional depreciation expense. In addition, the reporting and regulatory requirements associated with being a publicly-traded company will likely increase our accounting and legal expenses.

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

      Revenue recognition. We derive our revenues from merchandise sales made to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer and any payments received prior to the estimated date of receipt of the goods by the customer are deferred. We use our third-party freight carrier information to estimate when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Significant management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. Our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $1.4 million as of December 28, 2003.

      Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight and the cost of gift wrap, are included in cost of sales. Handling costs, which include fees paid to our former third-party fulfillment service provider and distribution center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the thirteen weeks ended December 28, 2003 and December 29, 2002 were $2.4 million and $1.8 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or operating expenses, resulting in higher gross profit.

      Inventory. We write down inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required. For the quarters ended December 28, 2003 and December 29, 2002, we wrote down inventory of approximately $0.8 million and $0.7 million, respectively.

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

Results of Operations

      The following table sets forth our statements of operations data for the thirteen weeks and thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively, expressed as a percentage of net revenues.

	Thirteen Weeks		Thirty-Nine Weeks

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Statements of Operation Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.5	50.5	50.8	51.9

Gross profit	49.5	49.5	49.2	48.1
Operating expenses:
Fulfillment	14.5	13.1	15.2	15.1
Marketing	20.7	22.1	20.8	22.0
General and administrative	10.9	11.1	17.3	19.4

Total operating expenses	46.1	46.3	53.3	56.5
Income (loss) from operations	3.4	3.2	(4.1)	(8.4)
Interest income	0.2	0.1	0.1	0.3
Interest expense	(0.3)	(0.6)	(0.6)	(1.1)

Net income (loss)	3.3%	2.7%	(4.6)%	(9.2)%

Revenues

      Net revenues were $35.9 million and $34.3 million for the thirteen weeks ended December 28, 2003 and December 29, 2002, respectively, representing a 4.8% increase. The number of orders increased by approximately 7.1% over the third quarter of fiscal 2003. The increase in both revenues and number of orders was primarily due to increased demand for our products resulting from additional marketing efforts through our online marketing campaigns. Online revenues, through search, portals, and affiliates, grew 42% over the same quarter in the prior year. Although there was an increase in online sales, it fell short of management expectations for such period. While we reduced our catalog circulation by 21.7%, we generated similar levels of revenues from customers who receive our catalogs as the same quarter in the prior year.

      Net revenues per order decreased by approximately 2.2% over the third quarter of fiscal 2003. This was primarily attributable to shipping revenues for the third quarter of fiscal 2004 that were 18.9% lower than shipping revenue from the third quarter of fiscal 2003. In August of 2003, we changed the delivery charge for standard ground delivery to a flat rate regardless of order value, and for expedited delivery methods, we charge a flat fee over the standard delivery charge. Periodically, we offer shipping discount promotions intended to increase order volume. The change to flat rate shipping and shipping discount promotions did not result in an increase in order volume to offset the reduction in shipping revenues. In addition, we experienced unexpectedly high demand for some new proprietary products, which we bought conservatively. The resulting inventory deficiencies caused missed revenue opportunities. We also ran into limitations in our ability to fulfill in a timely manner personalized items in our assortment. Rather than disappoint customers with late deliveries, in some cases we let customers know that items would not arrive on time, and this led to order cancellations. With additional and timely training of the core staff, management changes at the warehouse, process changes, and the implementation of new warehouse, financial and order entry software, we believe that we will improve the operating efficiency of the warehouse, although there can be no assurance that we will be successful in this endeavor. If we are unable to appropriately manage our inventory levels of certain items, our customers may become dissatisfied and look to our competitors for their gift items. Furthermore, if we are unable to improve the performance of the fulfillment process at our distribution center, this may result in unsatisfied customers and order cancellations, which would adversely affect our business.

      Net revenues were $62.0 million and $54.9 million for the thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively, representing a 12.8% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns. During the first thirty-nine weeks of fiscal year 2004, we increased our online marketing programs compared to the same period in the prior year. Online revenues, through search, portals, and affiliates, grew 57% over the same period in the prior year. Revenues from customers who receive our catalogs, grew 8% over the same period in the prior year. In the first quarter of fiscal 2004, we introduced a catalog dedicated solely to jewelry products. Also, in the second quarter of fiscal 2004, we introduced a new catalog that featured non-seasonal gifts for all occasions. For the third quarter of fiscal 2004, our Holiday catalog circulation decreased by approximately 2.0 million catalogs, or 21.7%. The number of orders increased approximately 15.0% over the thirty-nine weeks of fiscal 2003. Net revenues per order decreased by approximately 2.0% over the thirty-nine weeks of fiscal 2003. This was primarily attributable to lower shipping revenues for the third quarter of fiscal 2004 in comparison to the third quarter of fiscal 2003. As of December 28, 2003, we had approximately 1.7 million customers which was an increase of 0.5 million customers over the third quarter of fiscal 2003.

Cost of Sales

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

      Cost of sales were $18.1 million and $17.3 million for the thirteen weeks ended December 28, 2003 and December 29, 2002, respectively, representing 50.5% of net revenues for both periods. For the thirteen weeks ended December 28, 2003 and December 29, 2002, the increase in dollars was mainly attributable to the 4.8% increase in net revenues as well as additional shipping costs. During December 2003, we expedited delivery of certain orders due to delays in the fulfillment process at our distribution center. The expedited delivery methods resulted in additional shipping costs above our expectations. As a percentage of net revenues, we accomplished higher product margins resulting from an increase in product sourcing overseas, which typically have lower product costs. This was offset, however, by higher shipping costs as a result of expedited delivery methods.

      Cost of sales were $31.5 million and $28.5 million for the thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively, representing 50.8% and 51.9% of net revenues, respectively. The increase in cost of sales was mainly attributable to the 12.8% increase in net revenues as well as additional shipping costs incurred during December 2003. If we are unable to improve the performance of the fulfillment process at our distribution center, we may be required to expedite delivery of products which will result in additional shipping costs that would increase our cost of sales.

Operating Expenses

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

      Fulfillment expenses were $5.2 million and $4.5 million for the thirteen weeks ended December 28, 2003 and December 29, 2002, respectively, representing 14.5% and 13.1% of net revenues, respectively. The increase in dollars and percentage of net revenues was primarily attributable to the 7.1% increase in the number of orders, specifically labor costs incurred at our distribution center. Due to delays in the fulfillment process at our distribution center, we utilized more seasonal employees and incurred more overtime hours than anticipated.

      Fulfillment expenses were $9.4 million and $8.3 million for the thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively, representing 15.2% and 15.1% of net revenues, respectively. The increase in dollars and percentage of net revenues was primarily attributable to the 15.0% increase in the number of orders, specifically labor costs incurred at our distribution center. Our current plans include revising certain materials handling processes, implementing new warehouse management software, and effecting management changes. We believe that these changes will allow us to better manage our fulfillment operations and scale our business. If we are unable to improve the performance of the fulfillment process at our distribution center or if our planned modifications cost more than we anticipate, our operating results could be materially harmed.

      Marketing. Marketing expenses consist primarily of online and catalog programs as well as advertising, public relations, and other promotional expenditures.

      Marketing expenses were $7.4 million and $7.6 million for the thirteen weeks ended December 28, 2003 and December 29, 2002, respectively, representing 20.7% and 22.1% of net revenues, respectively. The decrease in dollars and percentage of net revenues was primarily due to approximately 2.0 million fewer catalogs circulated compared to the third quarter of fiscal 2003. This resulted in a decrease in our catalog expenses by approximately $1.6 million compared to the third quarter of fiscal 2003. This decrease was offset by increases in our online marketing spend. In addition, we introduced television advertising during the holiday season, which led to additional interest in our products and catalogs. Currently, we plan on increasing the circulation of our Valentine’s Day and Spring catalogs. This increased circulation will increase marketing expenses by approximately $0.6 million from the original projection.

      Marketing expenses were $12.9 million and $12.1 million for the thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively, representing 20.8% and 22.0% of net revenues, respectively. The decrease in dollars and percentage of net revenues was primarily due to approximately 1.3 million fewer catalogs circulated compared to the thirty-nine weeks of fiscal 2003. This resulted in a decrease in our catalog expenses by approximately $1.2 million compared to the thirty-nine weeks ended December 29, 2002, which was partially offset by increases in our online marketing campaigns. Currently, we plan to further consider marketing opportunities through television, radio, and print advertising to further enhance our brand. If we are unsuccessful in generating revenues through these marketing vehicles, our operating results could be adversely affected.

      General and Administrative. General and administrative expenses consist of wages and benefits for our administrative employees, located primarily at our corporate office. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.

      General and administrative expenses were $3.9 million and $3.8 million for the thirteen weeks ended December 28, 2003 and December 29, 2002, respectively, representing 10.9% and 11.1% of net revenues, respectively. General and administrative expenses were $10.8 million and $10.7 million for the thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively, representing 17.3% and 19.4% of net revenues, respectively. As a percentage of net revenues, the decrease was primarily due to similar costs allocated over a larger revenue base. As of December 28, 2003, we had a total of approximately $0.6 million in deferred compensation expense as a result of stock options issued in fiscal year 2000 and the first and second quarter of fiscal year 2004 at exercise prices that were less than the fair market value of our common stock at the time of grant. The amounts to be amortized are expected to be approximately $0.2 million in each of the fiscal years 2004-2007, less any cancellations or forfeitures of stock options subject to the deferred compensation. The planned implementation of new software systems in fiscal year 2005 will result in additional depreciation expense. In addition, the reporting and regulatory requirements associated with being a publicly-traded company will likely increase our accounting and legal expenses.

Other Income and Expenses

      Interest Income. Interest income was $0.06 million and $0.02 million in the thirteen weeks ended December 28, 2003 and December 29, 2002, respectively. The increase is primarily due to higher average cash balances. Interest income was $0.08 million and $0.1 million for the thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively. The decrease was primarily due to lower average interest rates.

      Interest Expense. Interest expense was $0.1 million and $0.2 million in the thirteen weeks ended December 28, 2003 and December 29, 2002, respectively. Interest expense was $0.4 million and $0.6 million for the thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively. The decreases for both the thirteen and thirty-nine week periods were attributable to lower amounts of debt outstanding.

      Income Taxes. We have not recorded a provision for federal and state income taxes since inception. As of March 30, 2003, we had $96.3 million of net operating loss carryforwards, which may be impaired or limited in certain circumstances. These net operating loss carryforwards will begin to expire in 2007. We have provided a valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding their realizability.

Liquidity and Capital Resources

      We have funded our operations through December 28, 2003 primarily through private sales of equity securities, borrowings, and the completion of our initial public offering which resulted in net offering proceeds of approximately $29.0 million.

      Net cash flows provided by operating activities was $8.8 million and $1.9 million for the thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively. Net cash provided by operating activities resulted from changes in working capital that was slightly offset by net losses. Specifically, the increase in our accounts payable and accrued expenses contributed to our ability to generate cash flows from operations. The increase was due primarily to higher inventory, marketing and shipping related costs from our holiday sales.

      Net cash flows used in investing activities was $5.1 million and $1.5 million for the thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively. Uses of cash flow for investing activities were for purchases of investments as well as capital expenditures for property and equipment. Currently, we are planning capital expenditures for software systems to support our financial, warehouse management, and order management functions. We believe the implementation of these software systems will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These capital expenditures will result in an increase in our depreciation expense. We currently estimate spending between $1.2 million and $1.5 million over the next twelve months on the financial and warehouse management systems. In addition, we are considering projects for an order management system and other warehouse upgrades which we estimate may range between $1.5 to $2.0 million.

      Net cash flows provided by financing activities was $26.0 million and $8.8 million for the thirty-nine weeks ended December 28, 2003 and December 29, 2002, respectively. For the thirty-nine weeks ended December 28, 2003, net cash provided by financing activities consisted of the net initial public offering proceeds (after underwriter’s discount of $1.8 million) of approximately $29.0 million slightly offset by payments on an existing line of credit as well as a $1.1 million repayment of a loan. For the thirty-nine weeks ended December 29, 2002, net cash provided by financing activities consisted primarily of approximately $13.7 million of net proceeds from the issuance of Series F convertible preferred stock slightly offset by a $4.8 million repayment of a loan.

      On September 30, 2003, we completed our initial public offering, whereby we sold 2.2 million shares of our common stock at $14 per share and received proceeds of approximately $29.0 million (after underwriters’ discounts of $1.8 million). Total related offering expenses were $1.6 million.

      The Company also has available up to $11 million pursuant to its revolving credit facility with CapitalSource Finance LLC, which is described more fully in Note 5 to the financial statements contained in this report. The Company’s ability to borrow under this credit facility is subject to compliance with its terms. As of December 28, 2003, the Company was not in compliance with the EBITDA covenant contained in the credit agreement and such breach constituted an event of default under the credit agreement. On January 21,

2004, CapitalSource Finance LLC agreed to waive such non-compliance with such covenant for December 2003. The Company is currently able to draw down funds under this credit facility.

      Based on our current revenue projections, we may not be in compliance with certain EBITDA and inventory covenants. If we are not in compliance, we will seek waivers from our lender. Because we have zero borrowing outstanding and have no current plans to borrow, we believe that we can obtain waivers. If we are unable to obtain waivers, we believe the credit facility could be terminated without a material adverse impact on our ability to meet our currently projected capital needs.

      Management believes that the cash currently on hand will be sufficient to continue operations through at least the next twelve months. Management’s assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, management intends to utilize the cash generated from operations to fund operations and capital expenditures. Additionally, equity and or debt financing may need to be obtained to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives

Factors That May Affect Future Operating Results

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

      We were originally incorporated in 1997 and began selling products in September 1997. As a result, we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our business and prospects in light of the risks and difficulties we may face as an early stage company with limited operating history. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. Our failure to successfully address these risks and difficulties would seriously harm our business.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

      We have a history of losses and we may continue to incur losses for the foreseeable future, although we incurred net income of $1.2 million and $0.9 million for the thirteen weeks ended December 28, 2003 and December 29, 2002, respectively. As of December 28, 2003, our accumulated deficit was $76.4 million. We have not achieved profitability for a full fiscal year. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve profitability in the near future or at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an annual basis in the future. If we are unable to achieve profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

      Our fulfillment and distribution operation is located in leased facilities in Lockbourne, Ohio. Our agreement with the fulfillment services company that previously managed the fulfillment and distribution operations at the Lockbourne, Ohio facility expired in August 2003, at which point we assumed direct control of fulfillment and distribution operations. We have no prior experience managing fulfillment and distribution operations and we cannot assure you that we will be successful in this endeavor. We experienced significant difficulties managing the fulfillment and distribution operations during the 2003 holiday season. If we are unable to successfully manage our fulfillment and distribution operations or if we experience any significant disruptions in connection with the transition from our prior service provider, our operations and financial condition could be seriously harmed. Any failure in managing our fulfillment and distribution operations would require us to find one or more parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple distribution facilities. Further, we may need to expand our distribution operations in the future to accommodate increases in customer orders. If we fail to successfully manage or expand our fulfillment and distribution operations it would have a material adverse effect on our business.

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

      Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. Our distribution facility, located in Lockbourne, Ohio, houses substantially all of our product inventory and is the location from which substantially all of our sales are shipped. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Further, California has in the recent past experienced power outages as a result of limited electrical power supplies. These outages may recur in the future and we cannot determine the effect, if any, that such outages would have on the operation of our business. In addition, as our inventory and distribution facility is located in an area that is susceptible to harsh weather, a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Also, areas in and around San Diego, California, the site of our customer service facility, have experienced severe wildfires. Such wildfires could destroy, render inoperable or cause the evacuation of our customer service facility, which could significantly disrupt our ability to provide satisfactory customer service. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that an earthquake, natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results would be seriously harmed.

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

      We are currently in the process of implementing certain system enhancements and upgrades, including a new warehouse management system, an order-entry system, and an updated financial software package. Also, we are in the process of modifying certain internal processes for the purpose of improving our productivity and making our operations more cost efficient. However, we cannot assure you that we will be successful in these efforts or that we will achieve the desired results. Possible cost overruns in these implementation efforts may result in higher than anticipated capital expenditures. If we do not successfully implement one or more of these intended upgrades or modified processes or if we do not achieve desired efficiencies or cost savings as a result of these changes, our business and operating results could be harmed.

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

      Catalog production and mailings entail substantial paper, printing, postage and human labor costs. Increases in the costs of producing and distributing the RedEnvelope catalog, including increases in postage rates or paper, photography, or printing costs, may reduce the margin on sales derived from our catalog. The U.S. Postal Service is likely to increase its postage rates in the future and other delivery and overnight courier services that we utilize to deliver our products also will likely raise their rates in the future, which could significantly increase the aggregate cost of mailing our catalogs. As we incur nearly all of the costs associated with our catalogs prior to mailing, we are unable to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. In addition, response rates to our mailings and, as a result, revenues generated by each mailing are affected by factors such as consumer preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings, and changes in our merchandise mix, several or all of which may be outside of our control. If we were to experience an increase in the costs associated with producing or distributing our catalogs or our catalogs fail to produce sales at satisfactory levels, our operating results would be adversely affected.

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

      Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our call center. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, which is essential in creating a favorable interactive customer experience. Due to increased customer service needs during the holiday shopping season, we hire a relatively large number of temporary employees during our third fiscal quarter. As a result, we may have difficulty properly staffing our customer service operations during our peak sales season. Further, temporary employees may not have the same levels of training or professional responsibility as full-time employees and, as a result, may be more likely to provide unsatisfactory service to our customers and potential customers. If we are unable to continually provide adequate staffing for our customer service operations, our reputation could be seriously harmed. In addition, we cannot assure you that email and telephone call volumes will not exceed our present system capacities. If this occurs, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Our customer service facility currently accommodates customer service representatives at close to its capacity during our peak sales period. We currently plan on hiring additional customer service representatives in our distribution center in Ohio to accommodate the overflow of calls. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer service or adequately staff our customer service operations would likely impair our reputation and have an adverse effect on our business.

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

      Consumer spending patterns, particularly discretionary spending for products such as ours, are affected by, among other things, prevailing economic conditions, stock market volatility, wars, threats of war, acts of terrorism, wage rates, interest rates, inflation, taxation, and consumer confidence. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. The terrorist attacks of September 11, 2001 and the wars in Afghanistan and Iraq had a negative effect on an already slowing economy and on consumer confidence. Our business and revenues have been, and could continue to be, negatively affected by poor economic conditions and any related decline in consumer demand for discretionary items such as our products. We face uncertainty in the degree to which poor performance in the retail industry, decreased consumer confidence or any economic slowdown will negatively affect demand for our products. We may not be able to accurately anticipate the magnitude of these effects on future quarterly results, which could seriously harm our financial condition. As we do not have large cash reserves, we may not be able to survive an extended recession or sluggish economy.

We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

      We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will experience dilution of their ownership interests. Further, under the terms of our credit agreement with CapitalSource Finance LLC, we are subject to certain contractual limitations with respect to raising additional capital during the term of that agreement. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute the ownership interests of existing stockholders, or scale back, or fail to address opportunities for expansion or enhancement of, our operations. Since our inception, we have experienced negative cash flow from operations on a fiscal year basis and may experience negative cash flow from operations on a fiscal year basis for the foreseeable future.

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

      We are subject to the same federal, state and local laws as other companies conducting business on the Internet, including consumer protection laws, user privacy laws and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to our customers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our privacy policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, consumer privacy, fraud, quality of products and services, taxation, advertising, adult-oriented content, intellectual property rights and information security. Applicability of existing laws to the Internet relating to issues such as trademarks, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the recent federal law regulating the commercial use of e-mail (popularly known as “CAN-SPAM”), are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business, operating results and financial condition.

      Tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes, which could have an adverse effect on our cash flows and results of operations. Further, there is a possibility that we could be subject to significant fines or other payments for any past failures to comply with these requirements. In its most recent session, Congress refused to extend the U.S. Internet tax moratorium. Consequently, states are free to impose new taxes on Internet access, which could slow the growth of Internet use and of electronic commerce transactions over the Internet.

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

      Further, recently-enacted federal and state laws place restrictions on email marketing that could make it more difficult for us to acquire new customers, or to obtain repeat purchases from prior customers through inexpensive electronic marketing methods. The CAN-SPAM Act, for example, requires every commercial e-mail message to include an “opt-out” mechanism and requires all senders to comply with their recipients “opt out” requests. It also requires senders to label all commercial e-mail message as advertisements or solicitations. These requirements may reduce the effectiveness of our e-mail marketing activities. If any current or future law requires us to eliminate or curtail our email marketing efforts, our ability to obtain new customer and increase revenues could be adversely affected or we could incur greater marketing costs, either of which could harm our business. While we intend to comply with applicable law regarding email marketing, there is no assurance that we will not incur fines or other liability as a result of an inadvertent violation of such a law.

      In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. We are qualified to do business only in California and Ohio at present. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business. Further, an important aspect of the new Internet-focused laws is that where federal legislation is absent, states have begun to enact consumer-protective laws of their own and these can vary significantly from state to state. Thus, it is difficult for any company to be sufficiently aware of the requirements of all applicable state laws and it is also difficult or impossible for any company to comply fully with the sometimes inconsistent standards and requirements set by various states. In addition to the consequences that could result from violating one or more state laws, the costs of attempting to comply could be considerable.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

      We are subject to increasing regulation relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. California recently enacted a law, currently scheduled to take effect on July 1, 2004, that will require all commercial website operators that collect personal information about California residents to adopt and post a privacy policy that meets certain specified criteria. Any failure to comply with this new law could subject us to civil penalties, injunctions, and/or lawsuits. In addition, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would extend online privacy protections to adults. Moreover, proposed legislation in the United States and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages and may otherwise have a material adverse effect on our business, results of operations and financial condition.

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

      A large portion of the shares of our common stock is currently subject to lock-up agreements that will expire in the near future. The lock-up agreements restrict holders’ ability to transfer their stock until March 23, 2004. Of our outstanding shares, 2,200,000 are freely tradable as of the date of this report, an additional 6,300,963 will be available for sale in the public market on March 23, 2004 (or earlier in the event that all or some of the holders of such stock are released from their lock-up restrictions prior to such date), and the remaining 3,605 shares will be available for sale in the public market in March 2004, in each case subject to the requirements of Rule 144 promulgated under the Securities Act of 1933, as amended. Sales of a substantial number of shares of our common stock within a short period of time, or after the expiration of applicable lock-up periods, could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We currently maintain a portfolio of fixed and variable investments consisting of cash equivalents, short-term marketable securities and long-term marketable securities, which can be affected by changes in market interest rates. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”. Marketable securities are comprised of government securities and corporate bonds. We do not use derivative financial instruments in our investment portfolio.

      All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term marketable securities if maturities range between four and twelve months or long term marketable securities if maturities are over twelve months.

      The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at December 28, 2003:

December 28,
2003

(In thousands)
Cash and equivalents	$34,756
Short-term investments	2,888
Long-term investments	565

Total	$38,209

      If interest rates rose by 100 basis points, our results from operations and cash flows would not be materially affected.

Item 4.	Controls and Procedures

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

      In a letter dated May 23, 2003, counsel for Activ8Now, LLC offered us a license to U.S. Patents 6,557,006 and 6,535,889 and certain patent applications. In a letter dated July 10, 2003, Activ8Now asserted that we were using the patented technology of Activ8Now. In a letter dated September 3, 2003 and in response to an inquiry from our counsel, counsel for Activ8Now reasserted that certain of Activ8Now’s patents covered certain aspects of our website operations and provided their analysis of how such Activ8Now patented technologies apply to our website operations, and again offered to license such patents to us. On September 5, 2003, our counsel discovered that Activ8Now had filed suit against RedEnvelope in the United States District Court for the Northern District of Georgia on September 3, 2003 alleging infringement of the two patents referenced above arising out of certain aspects of our website operations, and seeking the following relief: actual damages for the alleged infringement (including interest) in an unspecified amount, but no less than a reasonable royalty amount; permanent injunctive relief from further alleged acts of infringement; costs and reasonable attorney’s fees related to the lawsuit; and triple damages in the event that Activ8Now can show infringement that was willful and intentional. On October 17, 2003, RedEnvelope was served with the complaint. Counsel for RedEnvelope is in the process of evaluating the merits of this claim and we intend to pursue any and all available defenses to these allegations vigorously. We currently believe that this lawsuit will not have a material adverse effect on us. However, because this litigation matter is in its early stages, we do not have sufficient information to assess whether the allegations could lead to liability on the part of RedEnvelope or the amount of potential damages. We cannot guarantee that this lawsuit will not result in costly settlement arrangements, royalty payments, statutory damages, significant attorney’s fees and/or require us to modify our website or our methods of conducting business.

Item 2.	Changes in Securities and Use of Proceeds

      (c) During the quarterly period ended December 29, 2003, we issued the following securities that were not registered under the Securities Act of 1933.

      On September 29, 2003, we granted options to purchase an aggregate of 426 shares of common stock with an exercise price of $14.04 per share to a number of our employees for an aggregate exercise price of $5,981.04. These transactions were exempt from registration under the Securities Act pursuant to Rule 701 promulgated under Section 3(b) thereof on the basis that the transactions were pursuant to a compensation benefit plan and contracts relating to employment or pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

      The recipients of securities in the transactions listed above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access to information about RedEnvelope through their relationships with RedEnvelope. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offerings.

      (d) The Securities and Exchange Commission declared our registration statement, which we filed on Form S-1 (Registration No. 333-106120) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on September 24, 2003. Under this registration statement, we registered 2,200,000 shares of our common stock, and another 330,000 shares subject to the underwriter’s over-allotment option. The shares of common stock registered under the registration statement, not including the 330,000 shares of common stock covered by the over-allotment option which expired on October 24, 2003 and was not exercised, were sold at a price to the public of $14.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering closed on September 30, 2003. The underwriters were WR Hambrecht+Co, LLC and Pacific Crest Securities, Inc.

      The aggregate proceeds to us from the offering were approximately $29.0 million (after underwriters’ discounts of $1.8 million). We will use approximately $1.6 million for fees related to the offering (excluding banker fees) and approximately $3.9 million to fund operations. We invested approximately $23.5 million of the remaining net proceeds in short and long term investments and the balance in cash and cash equivalents.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)
32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

Date:	Item Reported On:

October 28, 2003	Item 12: On October 28, 2003, RedEnvelope announced its financial results for the fiscal quarter ended September 28, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDENVELOPE, INC.

By:	/s/ ERIC C. WONG

Eric C. Wong
Chief Financial Officer

Date: February 11, 2004

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)
32.1	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002