Form 10-K
period 2004-03-28
REDENVELOPE INC
filed 2004-06-22
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-50387

RedEnvelope, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	33-0844285
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Spear Street, 3rd Floor, San Francisco, California 94105

(Address of Principal Executive Offices and Zip Code)

(415) 371-9100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¶229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 26, 2003, was approximately $63.5 million based upon the last sale price reported for such date on the Nasdaq National Market. The Registrant’s common stock commenced trading on September 25, 2003 and the Registrant’s initial public offering closed on September 30, 2003. For purposes of this disclosure, we have assumed the conversion of all shares of the Registrant’s preferred stock, which occurred in connection with the closing of the initial public offering.

      The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 8,708,746 as of May 21, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

RedEnvelope, Inc.

TABLE OF CONTENTS TO FORM 10-K

For Fiscal Year Ended March 28, 2004

PART I

Item 1.	Business

      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Overview

      RedEnvelope is an online retailer of upscale gifts. RedEnvelope’s goal is to make gift giving — no matter what the occasion or circumstance — easy and fun. RedEnvelope offers an extensive collection of imaginative, original gifts for every occasion, recipient and budget. We strive to maintain the highest standards for customer service and gift delivery in an effort to provide our customers with the best possible gift giving experience and to encourage repeat business. We believe that no other online gift retailer offers the combination of ease of shopping, choice of unique, high-quality gifts and superior customer service that we provide through our website and catalog. A cornerstone of our business strategy has been to develop, cultivate and satisfy an attractive and growing customer base. We have developed an internal database of approximately 1.8 million customer names, with approximately 470,000 new customers added in fiscal 2004.

      We strive to offer a wide assortment of high-quality, thoughtful gifts, many of which are difficult to find elsewhere and are not easily replicated. Our merchants travel the world, sourcing unique products and often commission artists and vendors to create exclusive gifts just for RedEnvelope shoppers. Our gift wrap is distinctive and closely associated with our brand. Gift-wrapped products are delivered to the recipient in a branded, high-quality red box with a hand-tied ivory ribbon. We offer a wide assortment of products in fourteen categories, ranging from new baby to jewelry to men’s accessories to home and garden. Our price points range from lower priced items in the $20 to $50 price range intended for broader consumer appeal to higher priced items with more targeted appeal. We believe that our merchandising strategy and product quality enhance our ability to achieve attractive margins on our products.

      Through our website, www.redenvelope.com, customers can search for gifts by occasion, recipient, product category and price point. Our website generally features approximately 650 products, increasing to approximately 800 products during the holiday shopping season. In addition, through our website our customers can register for our gift reminder service, sign up to receive email promotions, view their order history, and request a catalog. In fiscal 2004, approximately 72% of customer orders were placed through our website with the remainder placed through telephone orders. We also publish our full-color catalog several times during the year. Each catalog generally features approximately 130 products, increasing to approximately 250 products during the holiday shopping season, and also serves as the primary advertising vehicle for our Internet operations. During fiscal 2004 and 2003, we mailed approximately 18.8 million and 18.7 million catalogs, respectively, to over 8 million individuals in each period.

      We believe that substantial opportunities exist to grow our business, increase our revenues and achieve profitability by continuing to implement the following strategies:

•	Improve marketing efficiency — by focusing on the retention of existing customers and emphasizing various online marketing programs

•	Continue product innovation — by maintaining our mix of 40-50% new products each year

•	Seek to increase our scale to maximize cost efficiencies — by striving to increase revenues while managing fixed costs and improving fulfillment processes

•	Acquire new customers — by selective marketing campaigns geared towards capitalizing on our brand recognition

      RedEnvelope, Inc. was incorporated in California in June 1997 under the name “Giftworks Online, Inc.” and changed its name to “911 Gifts, Inc.” in December 1997. We reincorporated in the State of Delaware under the name “911 Gifts, Inc.” in March 1999 and changed our name to “RedEnvelope, Inc.” in September 1999. We made an election to be treated as an S Corporation for federal and state tax purposes, which remained in effect through February 1999, the day prior to our reincorporation in the State of Delaware in September 1999. We completed our initial public offering in September 2003, and our common stock is listed on the Nasdaq National Market System under the symbol “REDE.”

Merchandising and Sourcing

      Our merchandising group has been designing and developing new products since 2001, as well as finding new product ideas from outside sources. Our merchandising group meets regularly with our merchandise planning staff to review product opportunities, product quality and customer feedback. From these meetings, product ideas are put into design, development and production. In addition, we work with vendors to develop products focusing on unique and innovative features or concepts that distinguish us from competitors. We believe that the appeal of our exclusive products also serves as a key factor in broadening our customer base and strengthening and enhancing our brand appeal. Our goal is to continue to increase sales of these products through the introduction of new, exclusive RedEnvelope products.

      Historically, approximately 50% of our products can be characterized as proprietary. In fiscal year 2004, 61% of the products in our holiday catalog were exclusive to RedEnvelope and our proprietary products were some of our strongest performing products. We currently intend to increase the percentage of exclusive products to approximately 80% over the next several years. We believe that by continually offering innovative, proprietary products, we can better differentiate us from our competitors and can provide a more satisfactory gift-purchasing experience for our customers. In order to provide these levels of proprietary products, our merchandising group works directly with domestic manufacturers, importers and overseas agents to design and manufacture our products. During fiscal 2004, we sourced approximately 33% of our products from overseas. In an effort to increase our proprietary product offering, we will be increasing our overseas product sourcing. We believe working directly with overseas agents and manufacturers will allow us to effectively manage product development and quality. Due to the complexities of overseas sourcing, we have established and have begun staffing an international sourcing group. Since we do not have long-term arrangements with any vendor or distributor that guarantees the availability of products, we do not have a predictable or guaranteed supply of these products in the near future. In addition, while our product development process includes sampling products for quality, there remains the possibility that final production runs will include products that do not meet our quality standards. Due to the lead times of overseas production, we may not be able to receive adequate levels of product that meet our quality standards. If we are unable to provide our customers with continued access to adequate levels of proprietary products that meet our quality standards, our operating results would be harmed. While products sourced overseas typically have lower costs, our product margins may be slightly offset by an increase in inbound freight costs. As security measures around shipping ports increase, these additional costs may result in higher inbound freight costs. Furthermore, in recent years, U.S. companies were subject to port strikes which delayed the delivery of goods. As we increase our overseas sourcing, we face the risk of these delays which could harm our business.

      We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against items that we offer or intend to offer to our customers, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of items available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations also may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Marketing

      We rely primarily on Internet-based online programs and catalog advertising. Revenues to our customers attributable to online Internet-based channels, specifically portals, search, and affiliate derived sales, increased by 44% over the prior fiscal year, which was less than we expected. Revenues attributable to customers who received a catalog increased approximately 9% over the prior fiscal year, even though we mailed approximately the same number of catalogs.

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

      We currently intend to use our catalog programs to market our products and brand. However, increases in the cost of catalogs may limit our ability to advertise and market our business without reducing profitability. We plan on exploring other ways to market our products and brand. For example, in the third quarter of fiscal 2004, we launched a series of television advertisements which we believe led to additional interest in our products and catalogs. We are currently considering utilizing other methods of advertising (e.g. print, television, and/or radio). These marketing programs will result in an increase in our marketing costs. Further, the results of advertising will be less predictable than our online and catalog programs. In addition, our limited experience with these methods of advertising may cause us not to achieve the desired results. If such efforts do not produce a sufficient level of sales to cover their costs, it would harm our operating results.

Fulfillment and Distribution

      We lease and operate an approximately 240,000 square foot warehouse and distribution facility in Lockbourne, Ohio. We terminated our relationship with our third-party fulfillment service provider and assumed control of our fulfillment services in August 2003. In the third quarter of fiscal 2004, we experienced delays and errors in the fulfillment process at our distribution center, which prevented us from fulfilling demand for our products. In addition, the anticipated efficiencies from managing the distribution center ourselves did not materialize. Improvements in managing our distribution center will be a key objective in the ensuing months. We are currently in the process of revising certain materials handling processes and implementing new warehouse management software. We believe that these changes will allow us to better manage our fulfillment operations and scale our business. If we are unable to improve the performance of the fulfillment process at our distribution center, we may incur additional labor costs, fail to satisfy demand for our products or experience customer dissatisfaction, any of which could have an adverse affect on our business, financial condition and operating results.

      We do not have any long-term contracts with any manufacturer or supplier and place all of our orders by purchase order. If we fail to obtain sufficient quantities of inventory, it would have a harmful effect on our business, financial condition and results of operations. We have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales which could harm our business and operating results. For a discussion of these and other risks related to our fulfillment and distribution operations, please see “Factors That May Affect Future Results.”

Customer Service

      We lease and operate an approximately 13,000 square foot customer service center in San Diego, California. We are committed to providing our customers with courteous, knowledgeable and prompt service 24 hours a day, seven days a week. Our customer service group in San Diego provide personal attention to customers who call toll free, use Internet chat, or send emails to place orders or inquire about products. Our customer service group is also responsible for addressing customer concerns promptly in an attempt to achieve the customer’s complete satisfaction. We seek to provide a great customer experience and therefore, if a gift recipient is not satisfied with one of our products (except, under certain circumstances, personalized products), they can return the product for repair, replacement or refund at any time.

      We seek to hire and retain qualified customer service representatives and train them thoroughly. Training for customer service representatives focuses primarily on acquiring a working knowledge of our products and of developing an understanding of our high customer service standards.

      Our customer service operations are subject to a number of risks, including disruptions due to power outages, telecommunications or computer system failures, natural disasters and other catastrophic events or an inability to maintain proper levels of competent staffing, the occurrence of any of which could seriously harm our operations. For a description of these and other risks related to our customer service operations, please see “Factors That May Affect Future Results.”

Competition

      We principally compete with a variety of department stores, Internet retailers, specialty retailers and other catalog merchandisers that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. We currently or potentially compete with a variety of other companies, including:

•	other online retailers, such as Amazon.com

•	major department stores, such as Macy’s, Bloomingdale’s, and Neiman Marcus

•	physical and online stores and catalog retailers that sell popular gift items such as Pottery Barn, Brookstone, The Sharper Image, Tiffany’s, Harry & David, J Crew, and 1-800-Flowers

•	Internet portals and online service providers that feature shopping services, such as AOL, Yahoo! and Lycos

      Many of our traditional store-based, catalog-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater resources, particularly financial and marketing resources. Many of these competitors can devote substantially more resources to website development and catalog retailing than we can. In addition, large, well-established and well-financed entities may establish more robust online sales operations in the future. Our competitors may be able to secure products from vendors on more favorable terms, provide popular products to which we do not have access, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

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

Intellectual Property and Proprietary Rights

      We regard our trademarks, copyrights, domain names, trade secrets and other intellectual property as critical to our success. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights. These include copyright and trade secret laws and confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. “RedEnvelope, Inc.” and certain other trademarks for our business either have been registered or applications are pending with United States Patent and Trademark Office and with certain foreign registries. Effective intellectual property protection may not be available in every country in which our products and services are made or will be made available online. If we are unable to protect or preserve the value of our intellectual property for any reason, our business would be harmed.

      We also rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms, or at all, in the future. As a result, we may be required to develop or obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, operating results and financial condition. For a discussion of risks related to intellectual property, see “Factors That May Affect Future Results.”

Information Technology and Systems

      We use third party information technology systems for order fulfillment, merchandising and financial reporting. In addition, we internally developed our webstore and integrated it with these other systems. We are continually making improvements to the overall technology infrastructure to improve the shopping experience and order fulfillment capabilities. We currently use Mail Order and Catalog System (MACS) as our back-end order and fulfillment system.

      Our information technology systems are housed in a leased third-party facility in Santa Clara, California. Currently, we use 28 servers to run our website. Data is stored in a database that runs on a redundant server and storage array. We also have standby servers that can provide additional capacity as necessary. The facility hosting our servers provides redundant heating, ventilation, air conditioning, power and Internet connectivity. In November of 2003, we created a redundant data center in Cincinnati, Ohio. This back-up site is engineered to provide recovery of data within 1 hour.

      We are planning on implementing new software programs for our website, financial, warehouse management, and order entry functions in fiscal year 2005. We believe the implementation of these software systems will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These projects will result in uses of cash and will result in additional depreciation expense.

      Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, terrorist attacks, natural disasters and other catastrophic events, and errors in usage by our employees and customers. In the event that our service provider in Santa Clara has a disruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we would be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternate service provider on acceptable terms or in hosting the computer servers ourselves. Any significant interruption in the availability or functionality of our website, or our sales processing, fulfillment, distribution or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business. For a discussion of these and other risks related to our facilities and systems, see “Factors That May Affect Future Results.”

Seasonality

      Our business is highly seasonal, reflecting the general patterns associated with the retail industry of peak sales and earnings in late November and December during the holiday shopping season. The secondary peak seasons for us are in February and May, reflecting gift buying for Valentine’s Day and Mother’s Day. A substantial portion of our net revenues occurs in the third fiscal quarter ending around December 31. We generally experience lower net revenues during the first, second and fourth fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In anticipation of increased sales activity during the third fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the third fiscal quarter could have a material adverse effect on our business, financial condition or results of operations for the entire fiscal year. For a discussion of these and other risks related to the seasonality of our business, see “Factors That May Affect Future Results.”

Employees

      As of March 28, 2004, we employed approximately 164 full-time people. We hire temporary employees during the peak seasons. We have never had a work stoppage, and none of our employees is represented by a labor union. We consider our employee relationships to be positive. If we are unable to retain our key employees or if we are unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be affected adversely. For a discussion of these and other risks related to our employees, see “Factors That May Affect Future Results.”

Factors That May Affect Future Results

      You should consider carefully the risks and uncertainties relating to our business described below. Additional risks and uncertainties not currently known to us or that we currently do not deem material may also become important factors that may harm our business. The trading price of our common stock could decline due to any of these risks and uncertainties.

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

      We have a history of losses and we may continue to incur losses for the foreseeable future. As of March 28, 2004, our accumulated deficit was $78.7 million. We have not achieved profitability for a full fiscal year. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve profitability in the near future or at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an annual basis in the future. If we are unable to achieve profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

Because we experience seasonal fluctuations in our net sales, our quarterly results will fluctuate and our annual performance will depend largely on results from one quarter.

      Our business is highly seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a substantial portion of our net revenues occur during our third fiscal quarter ending around December 31. We generally experience lower net revenues during the first, second and fourth fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. The third fiscal quarter accounted for approximately 45% of net revenues in the fiscal year ended March 28, 2004. We cannot predict with certainty what percentage of our total net revenues for fiscal year 2005 will be represented by our third fiscal quarter revenues. In anticipation of increased sales activity during the third fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. If sales for the third fiscal quarter do not meet anticipated levels, then increased expenses may not be offset, which would adversely affect our financial condition. If we were to experience lower than expected sales during one of our third fiscal quarters, for whatever reason, it would have a disproportionately large negative impact on our annual operating results and financial condition for that fiscal year. If our net revenues during our third fiscal quarter were to fall below the expectations of securities analysts, our stock price could decline, perhaps significantly.

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

      Factors that could cause our operating results to fluctuate include the following:

•	The seasonality of our business

•	Decreases in the number of visitors to our website or our inability to convert those visitors into customers

•	Technical difficulties, including system or Internet failures

•	Fluctuations in the demand for our products

•	The number of prior customers that make repeat purchases

•	Overstocking or understocking of our merchandise

•	Offering of new or enhanced services or more popular products by our competitors

•	Fluctuations in the level of our product returns

•	Termination of existing marketing relationships or failure to develop successful new marketing relationships

•	Fluctuations in shipping costs, particularly during the holiday season

•	Fluctuations in advertising, marketing or catalog production and distribution costs

•	Fluctuations in personalization and fulfillment costs

•	The amount and timing of operating costs and capital expenditures relating to expansion or upgrade of our operations

•	Changes in government regulations and taxation related to use of the Internet or otherwise applicable to our business

•	Economic conditions generally or economic conditions specific to the Internet, online commerce, the retail industry, the mail order industry or the gift industry

•	Changes in the mix of products that we sell

•	Fluctuations in levels of inventory theft, damage or obsolescence

Our computer and communications hardware and software systems are vulnerable to damage and interruption, which could harm our business.

      Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events (such as natural disasters or terrorist attacks), and errors in usage by our employees and customers. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in Santa Clara, California. In the event that this service provider experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we would be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant interruption in the availability or functionality of our website, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business.

If we fail to offer a broad selection of innovative merchandise that consumers find attractive, our revenues could decline or fail to reach anticipated levels and our stock price could be harmed.

      In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products. These products must satisfy the diverse tastes of our customers and potential customers for a variety of gift-giving occasions. To be successful, our product offerings must be affordable, well made, innovative and attractive to a wide range of consumers whose preferences may change regularly. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If our products become less popular with consumers, our revenues may decline or fail to meet expected levels or we may decide to offer our products at lower prices. If a wide range of consumers do not find our products attractive or if we are required to reduce our prices, our revenues and earnings may decline or fail to meet expected levels and our stock price could be affected adversely.

Failure to successfully manage or expand our fulfillment and distribution operation would have a material adverse effect on us.

      Our fulfillment and distribution operation is located in leased facilities in Lockbourne, Ohio. Our agreement with the fulfillment services company that previously managed the fulfillment and distribution operations at the Lockbourne, Ohio facility expired in August 2003, at which point we assumed direct control of fulfillment and distribution operations. We have no prior experience managing fulfillment and distribution operations and we cannot assure you that we will be successful in this endeavor. We experienced significant difficulties managing the fulfillment and distribution operations during the 2003 holiday season, including difficulties in inventory management and timely gift personalization, and anticipated efficiencies from managing the distribution center ourselves did not materialize during that period. If we are unable to manage successfully our fulfillment and distribution operations and to meet our customers’ expectations regarding personalization, presentation and delivery, our operations and financial condition could be seriously harmed. Any difficulty in managing our fulfillment and distribution operations could require us to find one or more parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple distribution facilities. Further, we may need to expand or upgrade our distribution operations in the future to accommodate increases in customer orders, increased demand for personalized products or changes in available technology. If we fail to successfully manage, expand or make necessary upgrades to our fulfillment and distribution operations in a timely and cost-effective manner, it would have a material adverse effect on our business.

If we do not manage our inventory levels successfully, our operating results will be affected adversely.

      We must maintain sufficient inventory levels to operate our business successfully. Rapidly changing trends in consumer tastes for gift items expose us to significant inventory risks, particularly during our third fiscal quarter when inventory levels are highest due to the holiday shopping season. Consumer preferences can change between the time we order a product and the time it is available for sale. We base our product selection on our projections of consumer tastes and preferences in a future period, and we cannot guarantee that our projections of consumer tastes and preferences will be accurate. It is critical to our success that we accurately predict consumer tastes and stock our product offerings in appropriate quantities. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the third fiscal quarter of each year, after we have significantly increased inventory levels for the holiday shopping season. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any such increase would require the use of additional working capital and subject us to additional inventory risks. Further, our failure to stock sufficient quantities of popular products would likely cause us to miss revenue opportunities and could cause our customers to become dissatisfied and look to our competitors for their gift items. During the 2003 holiday season, some of our popular items were not stocked in quantities sufficient to meet the demand for such items, which likely led to missed sales opportunities. If we fail to stock popular products in sufficient quantities or if we overstock products, our business, financial condition and operating results would be affected adversely.

We may have difficulty in product sourcing.

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

      In addition, we may receive products from our suppliers that do not meet our quality standards. From time to time, we receive products from suppliers that are of insufficient quality to provide to our customers. Generally the supplier is able to quickly rectify the problem, but occasionally we have been unable to obtain replacement product quickly enough to fulfill all customer orders for such product in a timely manner, particularly with respect to items sourced overseas which tend to have longer delivery lead time requirements. If we receive products from our suppliers that do not meet our high quality standards and we are unable to obtain suitable replacement products in a timely manner, our reputation and our operating results could be harmed. Further, customers who do not receive their products in a timely manner may look to our competitors for their gift items.

      Many of our products are sourced overseas. While products sourced overseas typically have lower costs, our product margins may be slightly offset by an increase in inbound freight costs. As security measures around shipping ports increase, these additional costs may result in higher inbound freight costs. Furthermore, in recent years, U.S. companies were subject to port strikes which delayed the delivery of goods. As we increase our overseas sourcing, we face the risk of these delays which could harm our business and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against items that we offer or intend to offer to our customers, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of items available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations also may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. Any disruption or delays in, or increased costs of, importing our products could have an adverse effect on our business, financial condition and operating results.

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

      We have rapidly and significantly expanded our operations, and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address market opportunities and desired growth in our customer base. Prior expansion has placed, and any future expansion is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers or senior management personnel have no prior senior management experience at public companies. Our new employees include key officers as well as a number of key managerial, technical and operations personnel who have not yet been fully integrated into our operations. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal controls and procedures required by the recently enacted Sarbanes Oxley Act of 2002. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets, technologies or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, implement proper controls and systems in an efficient manner, or successfully integrate any assets, technologies or businesses that we may acquire, our business, financial condition and results of operations would be affected adversely.

We experience intense competition in the rapidly-changing retail gift market.

      We operate in a highly competitive environment. We principally compete with a variety of department stores, Internet retailers, specialty retailers and other catalog merchandisers that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. We currently or potentially compete with a variety of other companies, including:

•	other online retailers, such as Amazon.com

•	major department stores, such as Macy’s, Bloomingdale’s and Neiman Marcus

•	physical and online stores and catalog retailers that sell popular gift items such as Pottery Barn, Brookstone, The Sharper Image, Tiffany’s, Harry & David, J Crew, and 1-800-Flowers

•	Internet portals and online service providers that feature shopping services, such as AOL, Yahoo! and Lycos

      Many of our traditional store-based, catalog-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater resources, particularly financial and marketing resources. Many of these competitors can devote substantially more resources to website development and catalog retailing than we can. In addition, large, well-established and well-financed entities may establish more robust online sales operations in the future. Our competitors may be able to secure products from vendors on more favorable terms, provide popular products to which we do not have access, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

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

      If we fail to upgrade our website in a timely manner to accommodate higher volumes of traffic, our website performance could suffer and we may lose customers. In addition, if we fail to expand the computer systems that we use to process and ship customer orders and process customer payments, we may not be able to fulfill customer orders successfully. As a result, we could lose customers and our net revenues could be reduced. Further, to remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements, or if new industry standards and practices emerge, our existing website and systems may become obsolete or unattractive. Developing our website and other systems entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. If we are unsuccessful in upgrading our systems to accommodate higher traffic or developing or implementing new technologies that enable us to meet evolving industry standards and remain competitive, our operating results would be seriously harmed.

      We are currently in the process of implementing certain system enhancements and upgrades, including a new warehouse management system, an order-entry system, and an updated financial software package. Also, we are in the process of modifying certain internal processes for the purpose of improving our productivity and making our operations more cost efficient. However, we cannot assure you that we will be successful in these efforts. Possible cost overruns in these implementation efforts may result in higher than anticipated capital expenditures. If we do not successfully implement one or more of these intended upgrades or modified processes or if we do not achieve desired efficiencies or cost savings as a result of these changes, our business and operating results could be harmed.

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

      We also depend on temporary employees to adequately staff our distribution facility during busy periods such as the holiday shopping season, including individuals responsible for gift personalization and packaging. We cannot assure you that we will continue to receive adequate assistance from our temporary employees, or that we will continue to have access to sufficient numbers of competent temporary employees on a cost-effective basis, particularly during the holiday shopping season, which season is critical to our business. If we are unable to adequately staff our distribution and fulfillment facility during the holiday shopping season and other periods of increased activity, our operations and sales during such period could suffer, and our reputation could be harmed.

Increased merchandise returns and a failure to accurately predict merchandise returns could harm our business.

      As part of our customer service commitment, we maintain a merchandise return policy that allows recipients to return most non-personalized merchandise items received from us if they are dissatisfied with those items. We make allowances for merchandise returns in our financial statements based on historical return rates. We cannot assure you that actual merchandise returns will not significantly exceed our allowances for returns. In addition, because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our catalogs, the introduction of new catalogs, increased sales over the Internet, changes in our merchandise mix, changes in the habits of our gift item recipients, or other factors will not cause actual returns to exceed return allowances, perhaps significantly. Any increase in merchandise returns that exceed our allowances would affect our business adversely. Also, returned merchandise that is personalized, perishable, or damaged likely cannot be re-sold, creating non-recoverable inventory costs which detrimentally affects our operating results.

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

      Catalog production and mailings entail substantial paper, printing, postage and human labor costs. Increases in the costs of producing and distributing the RedEnvelope catalog, including increases in postage rates or paper, photography, or printing costs, may reduce the margin on sales derived from our catalog. The U.S. Postal Service is likely to increase its postage rates in the future and other delivery and overnight courier services that we utilize to deliver our products also will likely raise their rates in the future, which could significantly increase the aggregate cost of mailing our catalogs . As we incur nearly all of the costs associated with our catalogs prior to mailing, we are unable to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. In addition, response rates to our mailings and, as a result, revenues generated by each mailing, are affected by factors such as constantly changing consumer preferences and our ability to include a product assortment that satisfies those preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings, and changes in our merchandise mix, several or all of which may be outside of our control. If we were to experience an increase in the costs associated with producing or distributing our catalogs or our catalogs fail to produce sales at satisfactory levels, our operating results would be adversely affected.

We are dependent on the success of our advertising and marketing efforts which are costly and may not achieve desired results.

      Our revenues depend on our ability to advertise and market our products effectively through the RedEnvelope catalog and our other advertising and marketing efforts. If we do not successfully advertise and market our products, our operating results will be seriously harmed. Increases in the cost of advertising and marketing, including paper and postage costs and the costs of complying with applicable regulations, may limit our ability to advertise and market our business without reducing our profitability. In addition, individuals are increasingly using software programs that block certain email marketing campaigns, and certain Federal and state laws and regulations may restrict our ability to effectively utilize email as a marketing tool. If we decrease our advertising or marketing activities, or the effectiveness of such activities is diminished, due to increased costs, restrictions enacted by regulatory agencies or for any other reason, our future operating results could be significantly harmed. We expect to increase spending on advertising and marketing in the future, and if such efforts do not produce a sufficient level of sales to cover their costs, it would harm our operating results.

Recent changes to our shipping rate policy could cause our revenues to decline.

      In August 2003, we changed our shipping rate policy from a graduated rate schedule, based on the cost of the item(s) purchased by a customer, to a consistent flat rate per shipment. This change will have the effect of lowering our average per-shipment shipping fee, thereby reducing our shipping revenues per order. While we believe that this change to our shipping rate policy will be conducive to an increase in our order volume, we cannot assure you that our order volume will be increased or that any increase in shipments will offset the reduction in per-shipment shipping revenues resulting from our shipping rate policy change. We believe that this change in shipping rate policy had an aggregate negative impact on our revenues for the third fiscal quarter of 2004, which was the first full quarter following the policy change, and it is possible that the policy change could have a negative impact on our revenues in future periods. If our aggregate shipping revenues decrease as a result of the change in our shipping rate policy without a commensurate rise in product revenue, our business, financial condition and results of operations could be harmed.

If we are unable to provide satisfactory customer service, we could lose customers.

      Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our call center. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, which is essential in creating a favorable interactive customer experience. Due to increased customer service needs during the holiday shopping season, we hire a relatively large number of temporary employees during our third fiscal quarter. As a result, we may have difficulty properly staffing our customer service operations during our peak sales season. Further, temporary employees may not have the same levels of training or professional responsibility as full-time employees and, as a result, may be more likely to provide unsatisfactory service to our customers and potential customers. If we are unable to continually provide adequate staffing for our customer service operations, our reputation could be seriously harmed. In addition, we cannot assure you that email and telephone call volumes will not exceed our present system capacities. If this occurs, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Our customer service facility currently accommodates customer service representatives at close to its capacity during our peak sales period. We currently plan on hiring additional customer service representatives in our distribution center in Ohio to accommodate the overflow of calls. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer service or adequately staff our customer service operations would likely impair our reputation and have an adverse effect on our business and operating results.

The loss of our senior management or other key personnel could harm our current and future operations and prospects.

      Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly Alison L. May, our President and Chief Executive Officer. One of our long-time officers and directors, Hilary Billings, recently resigned from RedEnvelope. While we believe that this will have no material impact on our operations, we cannot assure you that disruptions occasioned by her departure will not have an adverse impact on our near-term operations. Our performance also depends on our ability to retain and motivate other officers and key employees. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Ms. May or any of our executive officers or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel would harm our business, financial condition and results of operations.

If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers.

      We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, partners, suppliers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Further, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and offer our services. Currently, we are involved in a trademark dispute with a company based in the United Kingdom regarding trademark rights in the United Kingdom and European Community. For more information on this dispute, see “Part I. Item 3 — Legal Proceedings” below. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business would be harmed.

      We also rely substantially on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms, or at all, in the future. As a result, we may be required to develop or obtain substitute technology of lower quality or at greater cost, or we may be prevented from providing features or functionality on our website that our customers and potential customers desire, any of which could materially adversely affect our business, operating results and financial condition.

Intellectual property claims against us could be costly and could impair our business.

      Other parties may assert infringement or unfair competition claims against us. In the past, we have received notices from third parties alleging that our trademarks or product offerings infringe proprietary rights held by them. We have also in the past received claims and have been a defendant in a lawsuit alleging that our Internet marketing program and website operations infringe patents held by third parties. For additional information on this lawsuit, see “Part I. Item 3 — Legal Proceedings” below. We may receive other similar notices from, or have lawsuits filed against us by, third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering popular products or operating our business as planned. If we are forced to defend against thirty-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third-party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

We face the risk of inventory shrinkage.

      We are subject to the risk of inventory loss and theft, particularly with respect to our growing line of jewelry products. Although we believe that the levels of inventory shrinkage that we have suffered in the past are within an acceptable range, we cannot assure you that incidences of inventory loss and theft will not increase in the future or that the security measures we have taken in the past will effectively address the problem of inventory theft. If we were to suffer higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.

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

      If any of the products that we sell causes harm or financial damages to any of our customers or other individuals, we could be vulnerable to product liability lawsuits. If we are found liable under product liability claims, we could be required to pay substantial monetary damages and our reputation could suffer. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and the claims could bring adverse publicity to us, any of which could harm our business.

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

We may incur significant costs or experience delays in product availability due to regulations applicable to the sale of food products and live plants, which may hurt our business.

      We currently offer select food items and live plants for sale to our customers. Applicable federal, state or local regulations may cause us to incur substantial compliance costs or delay the availability of those products. In addition, any inquiry or investigation from a regulatory authority could have a negative impact on our reputation. The occurrence of any of these events could adversely affect our financial condition.

If we fail to comply with the laws regulating the sale of tobacco products it may have a negative impact on our reputation and make us vulnerable to liability claims.

      We are required to verify the age of purchasers of our tobacco products. If we fail to request or are unable to properly identify the age of our purchasers, we could face substantial penalties and legal liability for sales of tobacco products to underage persons. Any inquiry or investigation from a regulatory authority could have a negative impact on our reputation and any liability claims could subject us to fines, mandatory damages or require us to spend significant time and money in litigation, any of which could adversely affect our business, financial condition and operating results.

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

      Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of commerce and communication. Factors which could reduce the widespread use of the Internet include:

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

      Approximately 72% of our products currently are purchased through our website. Our long-term prospects therefore depend upon the general public’s increasing willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop into an effective and reliable tool for consumer purchases would seriously damage our future operations. Online commerce is a relatively new concept, and online purchases may decline or fail to increase as projected. The future of online commerce is highly uncertain, many online commerce companies have ceased operations in recent years and most existing online commerce companies have a relatively short operating history. If consumers are unwilling to use the Internet to purchase retail products, our business will be harmed.

The security risks of online commerce, including credit card fraud, may discourage customers from purchasing goods from us.

      In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. Although we take the security of our systems very seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information and information of our customers. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation.

      We do not carry insurance against the risk of credit card fraud, so the failure to prevent fraudulent credit card transactions could reduce our net revenues and gross margin. We may suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, operating results or financial condition.

If one or more states successfully assert that we should collect sales or other taxes on the sale of merchandise purchased from our website, our business could be harmed.

      We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California and Ohio. In the future, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we may suffer decreased sales into such state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in such states or jurisdictions. We may also be subject to value added and other taxes if we sell merchandise to customers located in the European Union or elsewhere in the world and we may incur significant financial and organizational burdens in order to set up the infrastructure required to comply with applicable tax regulations. If additional states or any other jurisdictions successfully assert that we should collect sales or other taxes on the sale of our merchandise into these jurisdictions our business and operating results could be affected adversely.

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

      Further, recently-enacted federal and state laws place restrictions on email marketing that could make it more difficult for us to acquire new customers, or to obtain repeat purchases from prior customers through inexpensive electronic marketing methods. The CAN-SPAM Act, for example, requires every commercial e-mail message to include an “opt-out” mechanism and requires all senders to comply with their recipients “opt out” requests. It also requires senders to label all commercial e-mail messages as advertisements or solicitations. These requirements may reduce the effectiveness of our e-mail marketing activities. If any current or future law requires us to eliminate or curtail our email marketing efforts, our ability to obtain new customers and increase revenues could be adversely affected or we could incur greater marketing costs, either of which could harm our business. While we intend to comply with applicable law regarding email marketing, there is no assurance that we will not incur fines or other liability as a result of an inadvertent violation of such a law.

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

      Our directors, executive officers and current beneficial holders of 5% or more of our outstanding common stock own a significant portion of our stock. These stockholders, acting together, are able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third-party from acquiring or merging with us.

Executive Officers of the Registrant

      The following table sets forth certain information regarding our executive officers and key employees as of June 22, 2004.

Name	Age	Position(s)

Alison L. May	54	Chief Executive Officer, President and Director
Eric C. Wong	34	Chief Financial Officer and Secretary
Kristine N. Dang	37	General Merchandising Manager
Kathy M. Herzog	39	Vice President of Planning
Christopher E. Nordquist	38	General Counsel
John W. Roberts	43	Senior Vice President of Information Technology
Edward M. Schmults	41	Senior Vice President of Operations

      Alison L. May has served as the President, Chief Executive Officer and a member of our Board of Directors since April 2002. Prior to joining RedEnvelope, from March 2001 to April 2002, Ms. May served as the Chief Operating Officer at Gymboree Corporation, a children’s specialty retailer. Ms. May held the positions of President and Business Consultant at ALM Consulting from February 2000 to March 2001. From January 1997 to February 2000, Ms. May served as the Chief Operating Officer at Esprit de Corp., a clothing retailer. Ms. May served as the President and Chief Financial Officer of Patagonia, Inc., an outdoor clothing and equipment retailer, from December 1991 to April 1996. Ms. May holds an MBA in Finance from the University of Southern California and a BA in Spanish, Education, and History from Purdue University.

      Eric C. Wong has served as Chief Financial Officer of RedEnvelope since April 2003. Prior to that, Mr. Wong served as our Vice President of Finance from February 2003 to April 2003 and as our Director of Finance from November 2002 to February 2003. From February 2000 to July 2002, Mr. Wong served as the Director of Finance at Network Associates, Inc., an enterprise software company. From December 1997 to February 2000, Mr. Wong served as a Finance Manager at Sanmina Corporation, an electronics manufacturer.

Mr. Wong is a certified public accountant and received a BA in Economics from the University of California at Santa Cruz.

      Kristine N. Dang has served as General Merchandising Manager at RedEnvelope since April 2003. Prior to that, Ms Dang served as the Vice President of Merchandising at RedEnvelope from March 2000 to April 2003 and served as the Director of Merchandising at RedEnvelope from July 1998 to March 2000. Prior to joining RedEnvelope, from April 1997 to June 1998, Ms. Dang served as an Assistant Buyer at Williams-Sonoma, Inc., a specialty home furnishing retailer. Ms. Dang studied fashion design at San Francisco State University.

      Kathy M. Herzog has served as our Vice President of Planning since April 2003 and served as our Director of Merchandise Planning from January 2002 to April 2003. Prior to joining RedEnvelope, from August 2001 to December 2001, Ms. Herzog served as a Project Manager with GlobalNetXchange, a retail technology company. Ms. Herzog also served as the Director of Planning at Bluelight.com L.L.C., an online retail unit of Kmart Corporation, from January 2001 to July 2001. From March 2000 to December 2000, Ms. Herzog served as a Group Manager at Escalate, Inc., a retail software company. Ms. Herzog also served as a Project Manager at Williams-Sonoma, Inc., a specialty home furnishing retailer, from February 1999 to February 2000, a Planning and Inventory Manager at Williams-Sonoma, Inc. from March 1998 to January 1999 and a Senior Planner at Williams-Sonoma, Inc. from August 1996 to February 1998. Ms. Herzog holds a BA in Business Marketing and an MBA in Business Management from Pacific Lutheran University.

      Christopher E. Nordquist has served as General Counsel of RedEnvelope since October 2003. Prior to joining RedEnvelope, from June 2001 to October 2003, Mr. Nordquist served as Chief Operating Officer of Asset Management Business at Thomas Weisel Partners, an investment bank, and from July 2000 to June 2001 as General Counsel of an asset management joint venture between Thomas Weisel Partners and Scudder Investments. From January 2000 to July 2000, Mr. Nordquist served as General Counsel at WR Hambrecht, an investment bank. From July 1998 to January 2000, Mr. Nordquist also served as Sr. Council at Barclays Global Investors, an institutional asset management firm. Mr. Nordquist received a BA in Economics from St. Olaf College and a JD from Boalt Law School at University of California at Berkeley.

      John W. Roberts has served as our Senior Vice President of Information Technology since July 2003 and our Vice President of Information Technology from March 2003 to July 2003. Prior to joining RedEnvelope, from July 2002 to March 2003, Mr. Roberts served as Vice President of Information Technology at Bridgespan, Inc., a mortgage services company. From November 2000 to June 2002, Mr. Roberts served as a Senior Director and Chief Information Officer at DiCarta, Inc., an enterprise software company. Mr. Roberts also served as a Director of Information Technology Operations at Webvan Group, Inc., an online retail grocer, from January 1998 to August 2000. Mr. Roberts received a BA in English from San Francisco State University and an MS in Systems Management from the University of Denver.

      Edward M. Schmults has served as our Senior Vice President of Operations since May 2004. Prior to joining RedEnvelope, Mr. Schmults served as a consultant for YOOX, an Italian web-based retailer of high fashion apparel and footwear. From November 2000 to February 2003, Mr. Schmults served as President of Global Accounts at Freeborders, an enterprise software company. From November 1997 to March 2000, Mr. Schmults served as President of Moonstone Mountain Equipment, a high-end outdoor apparel company. From 1990-1997, Mr. Schmults held several executive positions at Patagonia, including COO, CIO, and Managing Director of Patagonia Japan, where he oversaw all aspects of the retail, catalog and wholesale business. Mr. Schmults holds a MBA from Harvard University and a BA in Economics and Political Science from Yale University.

Item 2.	Properties

      As of March 28, 2004, we leased approximately 16,500 square feet of headquarters office space in San Francisco, California. This lease expires on September 30, 2004, and we are currently negotiating a new lease for our headquarters in San Francisco, California. Also, as of March 28, 2004 we leased approximately 240,000 square feet of distribution space located in Lockbourne, Ohio and approximately 13,000 square feet for our customer service center located in San Diego, California. We believe these facilities and the new headquarters space will be sufficient for our needs for at least the next twelve months, although we can offer no assurances in this regard or that our negotiations for the new space will be successful. For a discussion of risks related to our facilities, see “Factors That May Affect Future Results.”

      Our information technology systems are housed in a leased third-party facility in Santa Clara, California. Currently, we use 28 servers to run our website. Data is stored in a database that runs on a redundant server and storage array. We also have standby servers that can provide additional capacity as necessary. The facility hosting our servers provides redundant heating, ventilation, air conditioning, power and Internet connectivity. In November of 2003, we created a redundant data center in Cincinnati, Ohio. This back-up site is engineered to provide recovery of data within 1 hour. For a discussion of the risks related to disruption in services at our third-party facility in Santa Clara and other facility-related risks, see “Factors That May Affect Future Results.”

Item 3.	Legal Proceedings

      By its letter dated March 9, 2000, Red Letter Days Plc, a United Kingdom company (Red Letter Days), asserted trademark rights in the United Kingdom in the marks RED LETTER, RED LETTER DAYS and the image of a red envelope. Red Letter Days offers experiential gifts in the United Kingdom. The letter claimed that if we were to use our name and the REDENVELOPE service mark in the United Kingdom in connection with retail sales of gifts, it would infringe Red Letter Days’ trademark rights. We have made a number of attempts to reach an amicable resolution of this dispute, but Red Letter Days has declined, to date, to enter into settlement negotiations. Red Letter Days has opposed our applications to register the REDENVELOPE and RedEnvelope stylized logo marks in the United Kingdom and the European Community. Red Letter Days’ oppositions to our United Kingdom and European Community trademark applications are pending. Evidentiary submissions have been made by the parties in connection with those opposition proceedings and a decision is not expected for several months. The sole issue to be decided in the opposition proceedings is whether the REDENVELOPE mark is entitled to registration in the stated jurisdictions. Even if an opposition is successful in preventing the subject trademark from being registered, that decision by the registration authorities does not prevent the applicant from using the mark in that jurisdiction. In order to prevent us from using the RedEnvelope mark in the United Kingdom or European Community or to obtain any other equitable relief or monetary relief, Red Letter Days would need to bring a lawsuit against us in the appropriate jurisdiction. To the best of our knowledge, no such lawsuit has been filed. We opposed Red Letter Days application to register the RED LETTER mark in the United Kingdom, based on the descriptiveness of the RED LETTER mark as applied to the services of Red Letter Days. The United Kingdom trademark office has denied our opposition and has approved the registration of the Red Letter Days mark in the United Kingdom. This decision did not address a comparison of the REDENVELOPE and RED LETTER marks.

      On September 3, 2003, Activ8now, LLC filed a patent infringement lawsuit against the Company in the United States District Court, Northern District of Georgia. The lawsuit alleged a cause of action for infringement of U.S. Patent Nos. 6,535,889 and 6,557,006 based on the theory that certain of our website operations were covered by such patents. On June 18, 2004, the Company and Activ8now, LLC entered into a settlement agreement providing the Company with a non-exclusive, irrevocable, paid-up, worldwide license to such patents in exchange for a one-time fee and dismissal of the lawsuit with prejudice. The settlement did not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the 2004 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters Market Information

      Our common stock began trading on the Nasdaq National Market System on September 25, 2003 under the symbol REDE. The following table sets forth the high and low closing prices for the periods indicated.

Fiscal 2004	High	Low

1st Quarter	N/A	N/A
2nd Quarter	$14.55	$14.35
3rd Quarter	$16.85	$11.30
4th Quarter	$16.70	$8.07

      On May 21, 2004, the closing sales price of our common stock on the Nasdaq National Market System was $8.32.

      On September 24, 2003, a Registration Statement on Form S-1 (Commission File No. 333-106120) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The net proceeds to us from the offering were approximately $29.0 million after deducting underwriting discounts of $1.8 million. We used approximately $1.5 million of the net proceeds for fees related to the offering (excluding banker fees). Since the initial public offering, we have used approximately $2.0 million for purchases of property and equipment. We also use the net proceeds to fund our working capital requirements throughout the year.

Stockholders

      The number of stockholders of record as of May 21, 2004 was approximately 137. This number excludes beneficial stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

      We have never declared nor paid, and do not currently intend to pay, a cash dividend on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement with CapitalSource Finance LLC contains covenants that limit our ability to pay dividends; see also “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Equity Compensation Plan Information

      The information required hereunder is incorporated by reference. Please refer to Exhibit 10.20: 1999 Stock Plan, as amended on April 11, 2003, and form agreements thereunder, Exhibit 10.21: 2003 Directors’ Stock Option Plan and form agreements thereunder, and Exhibit 10.22: 2003 Employee Stock Purchase Plan and form agreements thereunder.

Item 6.	Selected Financial Data

      The table below shows selected financial data for our last five fiscal years. Our fiscal year is based on a 52 or 53 week year and ends on the Sunday closest to the last day in March. The following selected financial data should be read in conjunction with the financial statements and the notes thereto on Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended

	March 28,	March 30,	March 31,	April 1,	April 2,
	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$79,308	$70,059	$55,778	$32,565	$8,035
Cost of sales	39,594	36,577	31,446	19,800	5,899

Gross profit	39,714	33,482	24,332	12,765	2,136
Operating expenses:
Fulfillment	12,206	10,769	9,030	6,160	1,774
Marketing	16,680	15,280	13,411	21,613	18,077
General and administrative	15,677	14,598	15,423	11,741	5,832

Total operating expenses	44,563	40,647	37,864	39,514	25,683

Loss from operations	(4,849)	(7,165)	(13,532)	(26,749)	(23,547)
Interest income	170	160	459	1,424	510
Interest expense	(449)	(706)	(1,036)	(1,124)	(201)

Net loss	$(5,128)	$(7,711)	$(14,109)	$(26,449)	$(23,238)

Deemed preferred stock dividend	—	—	—	—	(1,032)

Net loss attributable to common stockholders	$(5,128)	$(7,711)	$(14,109)	$(26,449)	$(24,270)
Net loss per common share — basic and diluted	$(1.16)	$(24.48)	$(53.04)	$(126.55)	$(128.41)
Weighted average shares — basic and diluted	4,422	315	266	209	189

	As of

	March 28,	March 30,	March 31,	April 1,	April 2,
	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash and equivalents	$18,409	$4,997	$4,910	$11,248	$14,842
Working capital	27,638	7,179	483	19,087	14,982
Total assets	45,176	22,126	18,482	32,951	21,237
Capital lease obligations	1,412	1,775	477	661	776
Total indebtedness	—	1,123	6,000	6,797	6,614
Mandatorily redeemable convertible preferred stock	—	82,556	68,410	68,162	34,158
Stockholders’ equity (deficit)	33,917	(71,451)	(64,191)	(51,439)	(25,513)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with Item 1 of Part 1 “Business — Factors That May Affect Future Results” and Item 8 of Part II, “Financial Statements and Supplementary Data.”

Forward-Looking Statements

      This report, together with the documents incorporated herein by reference,contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations and involve risks and uncertainties. Any statements contained in this report that are not purely statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements may include but are not limited to statements regarding our future operations and enhancements, product offerings, business, financial condition, results of operations and prospects. Additionally, statements concerning possible changes in applicable rules or legislation are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimate,” “may,” “should,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All forward-looking statements in this report are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Actual results and the timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those set forth above in this report under “Factors That May Affect Future Results,” and elsewhere in this report, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

      In fiscal year 2004, our net revenues increased 13.2% to $79.3 million. Gross margins increased to 50.1% from 47.8% in fiscal year 2003. Our net loss decreased to $5.1 million compared to $7.7 million in the prior fiscal year. On September 30, 2003, we completed our initial public offering whereby we sold 2.2 million shares of our common stock at $14 per share and received proceeds of approximately $29.0 million (after underwriters’ discounts of $1.8 million). Total related offering expenses were approximately $1.5 million, excluding underwriter’s discounts.

      As we attempt to grow our business, our marketing campaigns are an integral part of accomplishing this goal. The challenges associated with marketing include determining the appropriate amount to spend in order to generate additional net revenues, and the allocation of resources between our different marketing channels. We constantly need to balance our efforts to grow our net revenues with the impact on profitability. In fiscal year 2004, we sought to improve the efficiency of our marketing campaigns, by increasing our marketing spend for online marketing programs which had lower marketing cost as a percentage of revenues than our catalog programs. We also sought to improve the performance of our catalogs. While we circulated roughly the same number of catalogs as the prior fiscal year, we introduced two new catalogs: one dedicated solely to jewelry products which was introduced in the first quarter of fiscal 2004 and one featuring non-seasonal gifts for all occasions which debuted in second quarter of fiscal 2004. We partially offset the costs associated with these incremental catalogs by reducing the prospecting for new customers through our Holiday catalog by approximately 2.0 million catalogs.

      We terminated our relationship with our third-party fulfillment services provider and assumed control of our fulfillment services in August 2003. In fiscal year 2004, we experienced some operational execution issues. In the third quarter of fiscal 2004, conservative inventory purchasing, operational difficulties in our fulfillment center and sourcing problems with respect to some of our products led to our inability to satisfy customer demand. Specifically, we experienced delays and errors in the fulfillment process at our fulfillment center, which prevented us from fulfilling demand for our products. In addition, the anticipated efficiencies from managing the fulfillment center ourselves did not materialize. Improvements in managing our fulfillment center will be a key objective during the coming months. Our current plans include revising certain materials handling processes and implementing new warehouse management software. We believe that these changes will allow us to better manage our fulfillment operations and scale our business. If we are unable to improve the performance of the fulfillment process at our fulfillment center, we may incur additional labor and shipping costs, fail to satisfy demand for our products or experience customer dissatisfaction, any of which could have an adverse affect on our business, financial condition, and operating results. Achieving operational effectiveness at times of peak demand and the appropriate mix and amount of inventory will continue to be critical areas of management focus.

      For fiscal year 2005, our efforts will be focused largely around the following three strategic initiatives: improving the operational execution throughout our supply chain including our fulfillment center; expanding our marketing campaigns, and continued development and expansion of our unique and proprietary product assortment. We believe investment in these initiatives will result in higher top line growth, scalability, and increased efficiency of our operations. Moreover, we believe these investments are vital to support the future growth of the Company.

      To improve our operational execution, we will make investments in our warehouse management systems and training programs at our fulfillment center. We are also in the process of improving our materials handling processing by implementing RF scanning, additional conveyors and layout modifications at the fulfillment center. Additionally, to support our increased overseas sourcing and more actively manage our increasingly diverse manufacturing base, we have created an internal sourcing team to improve the management of our supply chain. We believe that these initiatives will increase our order fulfillment rates, reduce customer return rates, and improve inventory management.

      In developing our expanded marketing strategy, we identified the positives and negatives of online and catalog marketing campaigns. Online marketing can be an efficient means to acquire new customers. However, there are limitations under this approach in communicating our brand image as online marketing programs may be limited to key word search results or banner advertisements that only display our logo. Moreover, while e-mail campaigns can be an efficient program for acquiring and retaining customers, the advent of spam filtering programs and increased government regulation concerning e-mail marketing may cause e-mail marketing campaigns to be less effective and/or more expensive in the future. By circulating catalogs, we are able, in general, to communicate our brand image more effectively than online programs through the use of lifestyle and product pictures. However, customer acquisition through catalog campaigns can be less profitable than other marketing channels. We expect to continue utilizing these types of marketing campaigns while continually monitoring the effectiveness of these campaigns.

      As a result of these factors, we also plan to compliment our existing marketing campaigns with other means of advertising aimed at increasing brand awareness with new customers as well as retention of existing customers. While we have not finalized the methods of advertising, the campaigns could include print, television, or radio. We anticipate the costs of marketing through these methods will be higher than catalog and online marketing alone. These marketing campaigns are expected to occur in the second half of our fiscal year. In addition, the costs to develop these marketing campaigns will be made in advance of the expected revenue stream. We are also currently developing a catalog for corporate gift-giving that includes specific products and creative marketing designed for the corporate customer.

      In addition, to support the future growth of our business, we will be making investments in areas such as merchandising and product development. We believe investing in these areas will provide customers with affordable upscale, modern and unique gifts.

      Fiscal year 2005 will be our first full year as a public company and, as a result, we expect the costs of compliance will be higher than in our prior fiscal year.

      Although we are committed to our strategic initiatives, there are inherent risks associated with our business that may present challenges for us in the future and could prevent us from achieving intended revenue growth, scalability and increased efficiencies. We have outlined currently identified risks within the “Factors That May Affect Future Results” section of this Annual Report on Form 10-K. In addition, the following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited financial statements and the notes thereto.

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

      Revenue recognition. We derive our revenues from merchandise sales made to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer and any payments received prior to the estimated date of receipt of the goods by the customer are deferred. We use our third-party freight carrier information to estimate when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Significant management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. In particular, our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $0.2 million and $0.1 million as of March 28, 2004 and March 30, 2003, respectively.

      Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs and the cost of gift wrap, are included in cost of sales. Handling costs, which include fees paid to our former third-party fulfillment service provider and distribution center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002 were $4.7 million, $3.8 million and $2.8 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or operating expenses, resulting in higher gross profit.

      Inventory. Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific reserves are recorded in the event the cost of the inventory exceeds the fair market value. In addition, we estimate a reserve for expected inventory shrinkage based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count. For the fiscal years ended March 28, 2004, March 30, 2003, and March 31, 2002, we wrote down inventory of approximately $0.3 million, $0.6 million, and $0.4 million, respectively.

      Accounting for income taxes. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of March 28, 2004, we had recorded a valuation allowance of $28.0 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

      Catalog Amortization. Prepaid catalog costs consist of third-party costs including paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit which generally does not exceed two months. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Prepaid catalog costs are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit of the catalog (defined as net revenues less merchandise cost of goods sold, selling expenses and catalog completion costs) associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period.

      Valuation of long-lived assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows from use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. Our estimate of undiscounted future cash flows is based upon our experience, historical operations, estimates of future profitability and economic conditions. During fiscal 2002, we recorded a $1.2 million impairment charge related to certain software related to our website that was no longer being utilized due to system enhancements completed during fiscal 2002.

      Stock based compensation. We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the financial statements for stock options. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

      In fiscal 2000, we granted approximately 0.4 million options to employees at an exercise price that was less than the fair market value of our stock on the date of grant. We recorded $1.8 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards. We recorded amortization expense of $132,000, $359,000, and $406,000 in fiscal 2004, 2003, and 2002, respectively, which is included in general and administrative expenses in the statements of operations.

      In fiscal 2004, we granted approximately 0.3 million options to employees at an exercise price that was less than the fair market value of our stock on the date of grant. We recorded $0.7 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards. We recorded amortization expense of $130,000 in fiscal 2004, which is included in general and administrative expenses in the statements of operations.

Results of Operations

      The following table sets forth our statements of operations data expressed as a percentage of net revenues. Our fiscal year is based on a 52 or 53-week year. The fiscal year ends on the Sunday closest to March 31.

	Year Ended

	March 28,	March 30,	March 31,
	2004	2003	2002

	(As percentage of net revenues)
Statements of Operation Data:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	49.9	52.2	56.4

Gross profit	50.1	47.8	43.6
Operating expenses:
Fulfillment	15.4	15.4	16.2
Marketing	21.0	21.8	24.0
General and administrative	19.8	20.8	27.7

Total operating expenses	56.2	58.0	67.9

Loss from operations	(6.1)	(10.2)	(24.3)
Interest income	0.2	0.2	0.8
Interest expense	(0.6)	(1.0)	(1.8)

Net loss	(6.5)%	(11.0)%	(25.3)%

Comparison of Years Ended March 28, 2004 with March 30, 2003

Net Revenues

      Our net revenues are comprised of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for delivering the product. Our gift wrap revenue consists of amounts we charge our customers for our signature red gift boxes.

      Net revenues were $79.3 million and $70.1 million for fiscal 2004 and 2003, respectively, representing a 13.2% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns. During fiscal 2004, we increased our online marketing programs compared to the prior year. Online revenues, through search, portals, and affiliates, grew 44% over the prior year. Revenues from customers who receive our catalogs, grew 9% over the prior year. In the first quarter of fiscal 2004, we introduced a catalog dedicated solely to jewelry products. Also, in the second quarter of fiscal 2004, we introduced a new catalog that featured non-seasonal gifts for all occasions. For the third quarter of fiscal 2004, our Holiday catalog circulation decreased by approximately 2.0 million catalogs, or 21.7%, from the same period in the prior year. For fiscal 2004, we circulated approximately the same number of catalogs as the prior fiscal year. The number of orders increased approximately 12.2% over fiscal 2003. Net revenues per order decreased by approximately 0.9% over fiscal 2003. This was primarily attributable to lower shipping revenues for the third and fourth quarters of fiscal 2004 in comparison to the third and fourth quarters of fiscal 2003. As of March 28, 2004, we had approximately 1.8 million customers which was an increase of 0.5 million customers over fiscal 2003.

      From the second quarter of fiscal 2003 until August 25, 2003, the delivery charge to our customers was based on the order value and the method of delivery. As the order value increased, the delivery charge increased as well. In August of 2003, we changed the delivery charge for standard ground delivery to a flat rate regardless of order value. For expedited delivery methods, we charge a flat fee over the standard delivery charge. Periodically, we offer shipping discount promotions intended to increase order volume. The change to flat rate shipping and shipping discount promotions did not result in an increase in order volume to offset the reduction in shipping revenues during fiscal 2004. In addition, during the third quarter of fiscal 2004, we experienced unexpectedly high demand for some new proprietary products, which we had bought conservatively. The resulting inventory deficiencies caused missed revenue opportunities. We also ran into limitations in our ability to timely fulfill certain personalized items in our assortment. Rather than disappoint customers with late deliveries, in some cases we let customers know that items would not arrive on time, and this led to order cancellations. With additional and timely training of the core staff, management changes at the warehouse, process changes, and the expected implementation of new warehouse, financial and order entry software, we believe that we will improve the operating efficiency of the warehouse, although there can be no assurance that we will be successful in this endeavor. If we are unable to appropriately manage our inventory levels, our customers may become dissatisfied and look to our competitors for their gift items. Furthermore, if we are unable to improve the performance of the fulfillment process at our distribution center, this may result in unsatisfied customers and order cancellations, which would adversely affect our business.

Cost of Sales

      Cost of sales consists of the cost of the product sold, inbound and outbound freight costs and gift-wrap expense. Shipping costs, which include inbound and outbound freight costs, and the cost of gift wrap are included in cost of sales. Handling costs, which include fees paid to our former third-party fulfillment service provider and distribution center expenses, are included in operating expenses — fulfillment.

      Cost of sales were $39.6 million and $36.6 million for fiscal 2004 and 2003, respectively, representing 49.9% and 52.2% of net revenues, respectively. The 8.2% increase in cost of sales was mainly attributable to the 13.2% increase in net revenues as well as additional shipping costs incurred during December 2003. During December 2003, we expedited delivery of certain orders due to delays in the fulfillment process at our distribution center. The expedited delivery methods resulted in additional shipping costs above our expectations. The decrease in cost of sales as a percentage of net revenues was primarily attributable to higher average product margins resulting from an increase in overseas product sourcing, which typically have lower product costs. This was slightly offset, however, by higher shipping costs as a result of the aforementioned increase in expedited delivery. If we are unable to improve the performance of the fulfillment process at our distribution center, we may be required to expedite delivery of products which will result in additional shipping costs which would increase our cost of sales.

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

      Fulfillment expenses were $12.2 million and $10.8 million for fiscal 2004 and 2003, respectively, representing in each year 15.4% of net revenues. The increase in dollars was primarily attributable to the 12.2% increase in the number of orders, specifically labor costs incurred at our distribution center during the third quarter of fiscal 2004. In addition, delays in the fulfillment process at our distribution center, required us to utilize more seasonal employees and incur more overtime hours than anticipated. To address the prior delays, we are in the process of revising certain materials handling processes, implementing new warehouse management software, and effecting management changes. We believe that these changes will allow us to better manage our fulfillment operations and scale our business. If we are unable to improve the performance of the fulfillment process at our distribution center or if our planned modifications cost more than we anticipate, our business and operating results could be materially harmed.

      Marketing. Marketing expenses consist primarily of online and catalog programs as well as advertising, public relations, and other promotional expenditures.

      Marketing expenses were $16.7 million and $15.3 million for fiscal 2004 and 2003, respectively, representing 21.0% and 21.8% of net revenues, respectively. The increase in dollars was primarily due to the additional spending in our online marketing channels. In addition, we introduced television advertising, which led to additional interest in our products and catalogs. These increases were slightly offset by a decrease in our catalog expenses. While we circulated approximately the same number of catalogs as the prior fiscal year, we were able to achieve certain costs efficiencies related to paper and production. The cost efficiencies associated with our catalog business resulted in a slight decrease in our marketing expenses as a percentage of net revenues. Currently, we plan to consider marketing opportunities through television, radio, and print advertising to further enhance our brand. In addition, we currently plan on increasing the number of catalogs circulated. As of March 28, 2004, the number of existing customers had increased approximately 0.5 million from the end of fiscal 2003. We intend to increase the amount of catalog prospecting in fiscal 2005 compared to fiscal 2004. If we are unsuccessful in generating revenues through these marketing vehicles, our operating results could be adversely affected.

      General and Administrative. General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.

      General and administrative expenses were $15.7 million and $14.6 million for fiscal 2004 and 2003, respectively, representing 19.8% and 20.8% of net revenues, respectively. The increase in dollars was primarily due to severance costs related to former employees of $0.6 million and higher costs associated with being a public company. As a percentage of net revenues, the decrease was primarily due to similar costs allocated over a larger revenue base. As of March 28, 2004, we had a total of approximately $0.3 million in deferred compensation expense as a result of stock options issued in fiscal 2000 and fiscal 2004 at exercise prices that were less than the fair market value of our common stock at the time of grant. The amounts to be amortized are expected to be approximately $65,000 in each of the fiscal 2005-2008, less any cancellations or forfeitures of stock options subject to the deferred compensation. The planned implementation of new software systems in fiscal 2005 will result in additional depreciation expense. In addition, the regulatory requirements associated with being a public company will likely increase our accounting and legal expenses. We currently plan on slightly increasing our general employee headcount (i.e., employees other than fulfillment and customer service employees) in order to support future business needs, which will add to general and administrative expenses.

Other Income and Expenses

      Interest Income. Interest income was $0.2 million for each of fiscal 2004 and 2003.

      Interest Expense. Interest expense was $0.4 million and $0.7 million for fiscal 2004 and 2003, respectively. The decrease was attributable to lower amounts of debt outstanding.

      Income Taxes. As of March 28, 2004, we had $100.5 million of net operating loss carryforwards, which may be impaired or limited in certain circumstances. These net operating loss carryforwards will begin to expire in 2007. We have provided a valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding their realizability.

Comparison of Years Ended March 30, 2003 with March 31, 2002

Revenues

      During fiscal 2003, net revenues increased 25.6% from $55.8 million to $70.1 million relative to the prior year. This was primarily due to increased demand for our products resulting from additional marketing efforts through our catalog campaigns. During fiscal 2003, we increased our catalog circulation by approximately 3.6 million catalogs, or 23.3%. The number of orders increased approximately 17% and the revenue per order increased approximately 7%. Our customer base increased from approximately 853,000 to approximately 1.3 million. In addition, in the second quarter of fiscal 2003, we began to base our delivery charge on the order value of the transaction. Prior to this change, the amount charged to the customer was a flat rate regardless of the order value. As a result of this change, our average shipping revenue per order increased approximately 24%.

Cost of Sales

      Cost of sales were $36.6 million and $31.4 million for fiscal 2003 and 2002, respectively, representing 52.2% and 56.4% of net revenues, respectively. The increase in dollars was mainly attributable to the 25.6% increase in net revenues. The decrease in cost of sales as a percentage of net revenues in fiscal 2003 compared to fiscal 2002 was primarily a result of our improved cost leverage with vendors due to increased volumes of merchandise that we purchased and the sale of higher margin products on average.

Operating Expenses

      Fulfillment. Fulfillment expenses were $10.8 million and $9.0 million for fiscal 2003 and 2002, respectively. As a percentage of net revenues, fulfillment was 15.4% in fiscal 2003 and 16.2% in fiscal 2002. The increase in dollars was primarily attributable to the 17% increase in the number of orders. The cost to fulfill orders through our third party distribution center increased approximately $0.9 million. There was an increase of approximately $0.2 million in salaries at our customer service center for additional employees hired to accommodate the increase in sales transactions. Our credit card processing fees increased approximately $0.3 million due to the increase in revenues. In addition, rent and utilities at our third party distribution center and our customer service facility increased approximately $0.4 million. The decrease in fulfillment expenses as a percentage of net revenues was primarily attributable to economies of scale achieved through an increased number of sales transactions and higher average order value.

      Marketing. Marketing expenses were $15.3 million and $13.4 million for fiscal 2004 and 2003, respectively As a percentage of net revenues, marketing expenses were 21.8% in fiscal 2003 and 24.0% in fiscal 2002. The increase in dollars was primarily due to the increase in catalog circulation. We mailed approximately 15.1 million catalogs in fiscal 2002 and 18.7 million in fiscal 2003. As a result, costs for catalog printing, postage and lists increased approximately $2.4 million. This increase was partially offset by decreases in spending related to online marketing programs of approximately $0.6 million.

      General and Administrative. General and administrative expenses were $14.6 million and $15.4 million for fiscal 2003 and 2002, respectively. As a percentage of net revenues, general and administrative expenses were 20.8% in fiscal 2003 and 27.7% in fiscal 2002. The decreases were primarily due to an impairment charge of approximately $1.2 million incurred in fiscal 2002, as well as reductions in bonuses, travel, depreciation and recruiting costs of approximately $0.8 million. These decreases were offset in part by increases in salaries of approximately $1.0 million due to additional employees hired and severance paid to former employees. During fiscal 2002, due to system enhancements completed during fiscal 2002, the Company determined that certain software related to our website was no longer being utilized. As a result, the Company identified $1.2 million of unamortized costs associated with the unused software and wrote off these costs during fiscal 2002.

Other Income and Expenses

      Interest Income. Interest income was $0.2 million and $0.5 million in fiscal 2003 and 2002, respectively. The decrease was primarily due to lower average interest rates earned in fiscal 2003.

      Interest Expense. Interest expense was $0.7 million and $1.0 million in fiscal 2003 and 2002, respectively. The decrease was primarily due to a reduction of approximately $4.8 million in our outstanding debt.

Liquidity and Capital Resources

      We have funded our operations through March 28, 2004 primarily through private sales of equity securities, borrowings, and the completion of our initial public offering which resulted in net offering proceeds of approximately $29.0 million. Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer holiday spending. As a result, our cash balances are seasonal in nature, with the third fiscal quarter representing a significantly higher level of cash than other periods. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December. In addition to our current cash balances on-hand, we have an $11.0 million revolving credit facility which allows us to borrow funds for working capital purposes, subject to certain provisions.

      Cash Flows From Operating Activities — Net cash flows used in operating activities was $0.7 million, $6.9 million and $11.5 million for fiscal 2004, 2003, and 2002, respectively. In fiscal 2004, net cash used in operating activities decreased by $6.1 million from fiscal 2003, resulting primarily from revenue growth of 13% and related higher gross profit, partially offset by higher operating expenses and by changes in working capital. Specifically, there was an increase in our accrued expenses and other current liabilities for accrued severance, shipping, legal, and salary expenses. Our merchandise inventories remained consistent with the prior fiscal year balance. This was primarily due to improved inventory management and slightly lower number of products compared to fiscal 2003. In fiscal 2003, net cash used in operating activities decreased by $4.6 million from fiscal 2002, resulting primarily from revenue growth of 26% and related higher gross profit, partially offset by higher operating expenses and by changes in working capital. Specifically, there was an increase in our merchandise inventories in anticipation of higher sales as well as our decision to maintain higher levels of inventory for core merchandise.

      Cash Flows From Investing Activities — Net cash flows (used in) provided by investing activities was ($11.3) million, ($1.5) million and $6.3 million for fiscal 2004, 2003, and 2002, respectively. Uses of cash flow for investing activities were for purchases of investments as well as capital expenditures for property and equipment. Currently, we are planning capital expenditures for software systems to support our financial, warehouse management, and order management functions. We believe the implementation of these software systems will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These capital expenditures may result in an increase in our depreciation expense. We currently estimate spending between $1.2 million and $1.5 million over the next twelve months on the financial and warehouse management systems. In addition, we are considering projects for an order management system and other warehouse upgrades which we estimate may range between $1.5 to $2.0 million. Although we believe these estimates on expenditures to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater.

      Cash Flows From Financing Activities — Net cash flows provided by (used in) financing activities were $25.4 million, $8.5 million and ($1.2) million for fiscal years 2004, 2003, and 2002, respectively. For fiscal 2004, net cash provided by financing activities consisted of the net proceeds from our initial public offering whereby we sold 2.2 million shares of our common stock at $14 per share and received proceeds of approximately $29.0 million (after underwriter’s discount of $1.8 million) slightly offset by payments on an existing line of credit as well as a $1.1 million repayment of a loan, plus our initial public offering related expenses of approximately $1.5 million. For fiscal 2003, net cash provided by financing activities consisted primarily of approximately $13.6 million of net proceeds from the issuance of Series F convertible preferred stock slightly offset by a $4.8 million repayment of a loan. For fiscal 2002, cash used in financing activities consisted of payments of $1.2 million on an outstanding working capital line of credit and capital lease obligations.

      Revolving Credit Facility — We also have funds available of up to $11 million pursuant to its revolving credit facility with CapitalSource Finance LLC, which is described more fully in Note 6 to the financial statements contained in this report. Our ability to borrow under this credit facility is subject to compliance with its terms. As of March 28, 2004, we were not in compliance with the EBITDA, Inventory Ratio, and Change in Control covenants contained in the credit agreement and such breach constituted an event of default under the credit agreement, and we have failed to comply with such covenants in prior months during the term of the credit facility. On April 29, 2004, CapitalSource Finance LLC agreed to waive such non-compliance with such covenants which was designated as the First Amendment to the credit facility agreement. CapitalSource Finance LLC previously has waived non-compliance with such covenants as of prior dates. At March 28, 2004, we had no borrowings under the revolving credit facility.

      On June 21, 2004, the Company amended the terms of its credit facility with CapitalSource Finance LLC. Under the terms of this Second Amendment, certain covenants for inventory ratios and capital expenditure limitations were eliminated. The minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant was modified, and quarterly minimum unrestricted cash balance levels were established. Further, under this Second Amendment, the EBITDA and minimum unrestricted cash balance covenants were modified such that they are not applicable unless borrowings are outstanding.

      In advance of any borrowings, the Company is required to deliver to CapitalSource Finance LLC written notification of its intent to borrow, certain consents from the Company’s landlords and credit card processing firm, a list of domain name registrations, evidence of compliance with EBITDA and minimum unrestricted cash balance levels on a prospective basis, and historical and prospective financial statements. In addition, CapitalSource Finance LLC may perform due diligence on the Company’s financial projections.

      We believe that the cash currently on hand will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash generated from operations to fund operations and capital expenditures. Additionally, equity and or debt financing may need to be obtained to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

Contractual Obligations

      The following table summarizes significant contractual obligations as of March 28, 2004:

	Payments Due by Period

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Capital leases	$1,556	$691	$865	$—	$—
Operating leases	2,140	1,174	966	—	—
Purchase obligations	10,140	10,126	14	—	—

Total	$13,836	$11,991	$1,845	$—	$—

      Capital Leases — Our $1.6 million of capital lease obligations consist primarily of equipment used at our fulfillment center. The terms of these leases extends into our fiscal year 2007. At the end of the lease term, we have the option to purchase the equipment for $1.

      Operating Leases — At March 28, 2004, we had operating lease obligations of approximately $2.1 million. Our operating lease obligations primarily consist of payments related to properties that we occupy for our headquarters, customer service center and fulfillment center. The lease terms expire in September 2004, March 2005, and July 2006, respectively. We are currently negotiating a lease for new headquarters space in San Francisco, California, but there are no assurances these negotiations will be successful.

      Purchase Obligations — Amounts represent estimated commitments at March 28, 2004 to purchase inventory and other goods and services in the normal course of business to meet operational requirements. These obligations are expected to be paid in future periods as stated in the table.

      Other Contractual Arrangements — In our normal course of business, we are party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial partnerships, supply agreements, operating leases, license agreements, financial agreements and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties, property damage or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss could have a material adverse effect on our financial condition or results of operations.

Commercial Commitments

      The following table provides summary information concerning our outstanding commercial commitments as of March 28, 2004:

	Payments Due by Period

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Revolving credit facility	$—	$—	$—	$—	$—
Letters of credit	130	130	—	—	—

Total	$130	$130	$—	$—	$—

      Revolving Credit Facility — We have available up to $11 million pursuant to its revolving credit facility with CapitalSource Finance LLC, which is described more fully in Note 6 to the financial statements contained in this report. Our ability to borrow under this credit facility is subject to compliance with its terms. As of March 28, 2004, we were not in compliance with the EBITDA, Inventory Ratio, and Change in Control covenants contained in the credit agreement and such breach constituted an event of default under the credit agreement. On April 29, 2004, CapitalSource Finance LLC agreed to waive such non-compliance with such covenants which was designated as the First Amendment to the credit facility agreement. We are currently able to draw down funds under this credit facility. At March 28, 2004, we had no borrowings under the revolving credit facility.

      On June 21, 2004, the Company amended the terms of its credit facility with CapitalSource Finance LLC. Under the terms of this Second Amendment, certain covenants for inventory ratios and capital expenditure limitations were eliminated. The minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant was modified, and quarterly minimum unrestricted cash balance levels were established. Further, under this Second Amendment, the EBITDA and minimum unrestricted cash balance covenants were modified such that they are not applicable unless borrowings are outstanding.

      In advance of any borrowings, the Company is required to deliver to CapitalSource Finance LLC written notification of its intent to borrow, certain consents from the Company’s landlords and credit card processing firm, a list of domain name registrations, evidence of compliance with EBITDA and minimum unrestricted cash balance levels on a prospective basis, and historical and prospective financial statements. In addition, CapitalSource Finance LLC may perform due diligence on the Company’s financial projections.

      Letters of Credit — We have letters of credit outstanding associated with our headquarters office space in San Francisco and a marketing agreement. Both letters of credit will expire in fiscal 2005 and are classified as restricted cash on the balance sheets of our financial statements.

Recently Issued Accounting Standards

      In January 2003, the FASB (Financial Accounting Standards Board) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain conditions. The Company does not have any involvement in variable interest entities. The adoption of FIN 46 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires instruments that are mandatorily redeemable, among other financial instruments, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur, be classified as liabilities. We adopted SFAS No. 150 effective June 30, 2003. The adoption of this statement did not have an impact on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk We currently maintain a portfolio of fixed and variable investments consisting of cash equivalents, short-term marketable securities and long-term marketable securities, which can be affected by changes in market interest rates. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”. Marketable securities are comprised of government securities and corporate bonds. We do not use derivative financial instruments in our investment portfolio. (See Note 3 of Notes to Financial Statements)

      All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments in marketable securities are considered short-term investments if original maturities range over three months but less than one year, or long term investments if original maturities are one year or longer.

      The following table lists our cash and cash equivalents, short-term investments and long-term investments at March 28, 2004:

March 28, 2004

(In thousands)
Cash and cash equivalents	$18,409
Short-term investments	6,971
Long-term investments	1,844

Total	$27,224

      If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.

      Foreign Currency Risk We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. As of March 28, 2004, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RedEnvelope, Inc.

We have audited the accompanying balance sheets of RedEnvelope, Inc. as of March 28, 2004 and March 30, 2003 and the related statements of operations, stockholders’ equity/(deficit) and comprehensive loss, and cash flows for each of the three years in the period ended March 28, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of RedEnvelope, Inc. as of March 28, 2004 and March 30, 2003 and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

June 21, 2004

RedEnvelope, Inc.

BALANCE SHEETS

	March 28,	March 30,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$18,409	$4,997
Short-term investments	6,971	—
Accounts receivable, net	1,055	286
Inventory	9,609	9,716
Prepaid catalog costs, other current assets and restricted cash	2,037	2,099

Total current assets	38,081	17,098
Property and equipment, net	4,746	4,462
Long-term investments	1,844	—
Other assets	505	566

Total assets	$45,176	$22,126

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,539	$5,957
Accrued expenses and other current liabilities	2,706	1,443
Accrued compensation	1,602	723
Short-term loan	—	1,123
Capital lease obligations, current	596	673

Total current liabilities	10,443	9,919
Capital lease obligations, long-term	816	1,102

Total liabilities	11,259	11,021

Commitments and contingencies
Mandatorily redeemable convertible preferred stock (Note 8)	—	82,556
Stockholders’ equity/ (deficit):
Series A preferred stock, $0.01 par value; 2,000,000 shares authorized, none and 0.6 million issued and outstanding as of March 28, 2004 and March 30, 2003, respectively	—	953
Common stock, $0.01 par value; 100 million shares authorized; 8.5 million and 0.3 million issued and outstanding as of March 28, 2004 and March 30, 2003, respectively	86	4
Additional paid-in capital	112,728	1,322
Deferred compensation	(197)	(162)
Notes receivable from stockholders	(44)	(44)
Accumulated deficit	(78,652)	(73,524)
Accumulated other comprehensive loss	(4)	—

Total stockholders’ equity/ (deficit)	33,917	(71,451)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity/(deficit)	$45,176	$22,126

See accompanying notes to these financial statements.

RedEnvelope, Inc.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	March 28,	March 30,	March 31,
	2004	2003	2002

	(In thousands, except per share data)
Net revenues	$79,308	$70,059	$55,778
Cost of sales	39,594	36,577	31,446

Gross profit	39,714	33,482	24,332

Operating expenses:
Fulfillment	12,206	10,769	9,030
Marketing	16,680	15,280	13,411
General and administrative	15,677	14,598	15,423

Total operating expenses	44,563	40,647	37,864

Loss from operations	(4,849)	(7,165)	(13,532)
Interest income	170	160	459
Interest expense	(449)	(706)	(1,036)

Net loss	$(5,128)	$(7,711)	$(14,109)

Net loss per share — basic and diluted	$(1.16)	$(24.48)	$(53.04)

Weighted average shares outstanding — basic and diluted	4,422	315	266

See accompanying notes to these financial statements.

REDENVELOPE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE LOSS

	Series A						Notes
	Preferred		Common Stock		Additional		Receivable		Other	Stockholders’
					Paid-In	Deferred	from	Accumulated	Comprehensive	Equity/	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholder	Deficit	Loss	(Deficit)	Loss

					(In thousands, except per share data)
Balance at April 1, 2001	627	953	322	4	1,345	(1,062)	(68)	(51,704)	46	(50,486)	—
Exercise of common stock options	—	—	5	—	24	—	—	—	—	24	—
Exercise of common stock warrants	—	—	2	—	1	—	—	—	—	1	—
Issuance of options for services	—	—	—	—	19	—	—	—	—	19	—
Amortization of deferred stock compensation	—	—	—	—	—	406	—	—	—	406	—
Reversal of deferred compensation related to canceled options	—	—	—	—	(29)	29	—	—	—	—	—
Unrealized loss on available for sale investments	—	—	—	—	—	—	—	—	(46)	(46)	(46)
Net loss	—	—	—	—	—	—	—	(14,109)	—	(14,109)	(14,109)

Comprehensive loss											(14,155)

Balance at March 31, 2002	627	953	329	4	1,360	(627)	(68)	(65,813)	—	(64,191)	—
Exercise of common stock options	—	—	13	—	70	—	—	—	—	70	—
Exercise of common stock warrants	—	—	15	—	10	—	—	—	—	10	—
Repurchase of common stock	—	—	(20)	—	(12)	—	12	—	—	—	—
Repayment of note receivable	—	—	—	—	—	—	12	—	—	12	—
Stock compensation charge	—	—	—	—	19	—	—	—	—	19	—
Amortization of deferred stock compensation	—	—	—	—	—	340	—	—	—	340	—
Reversal of deferred compensation	—	—	—	—	(125)	125	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,711)		(7,711)	(7,711)

Comprehensive loss											(7,711)

Balance at March 30, 2003	627	953	337	4	1,322	(162)	(44)	(73,524)	—	(71,451)	—
Exercise of common stock options	—	—	51	—	239	—	—	—	—	239	—
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	2,200	22	27,419	—	—	—	—	27,441	—
Conversion of preferred stock to common stock in connection with initial public offering	(627)	(953)	5,956	60	83,444	—	—	—	—	82,551	—
Stock compensation charge	—	—	—	—	9	—	—	—	—	9	—
Recognition of deferred stock
compensation	—	—	—	—	693	(693)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—		260	—	—	—	260	—
Reversal of deferred compensation	—	—	—	—	(398)	398	—	—	—	—	—
Unrealized loss on available for sale investments	—	—	—	—	—	—	—	—	(4)	(4)	(4)
Net loss	—	—	—	—	—	—	—	(5,128)	—	(5,128)	(5,128)

Comprehensive loss											$(5,132)

Balance at March 28, 2004	—	—	8,544	$86	$112,728	$(197)	$(44)	$(78,652)	$(4)	$33,917	—

See accompanying notes to these financial statements.

RedEnvelope, Inc.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	March 28,	March 30,	March 31,
	2004	2003	2002

	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(5,128)	$(7,711)	$(14,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,523	2,543	2,716
Amortization of deferred stock compensation	260	359	406
Other non-cash charges	191	64	316
Issuance of stock for services and other	9	400	152
Property and equipment impairment	—	—	1,199
Changes in operating assets and liabilities:
Accounts receivable	(769)	215	(74)
Inventory	107	(2,715)	(2,016)
Other assets	(327)	(347)	(19)
Accounts payable	251	455	(87)
Accrued expenses and other current liabilities	2,142	(118)	56

Net cash used in operating activities	(741)	(6,855)	(11,460)

Cash Flows From Investing Activities:
Proceeds from sale of investments	1,000	—	11,390
Purchase of investments	(9,815)	—	(2,922)
Purchase of property and equipment	(2,441)	(1,532)	(2,152)

Net cash (used in) provided by investing activities	(11,256)	(1,532)	6,316

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options and warrants	239	80	25
Net proceeds from issuance of Series F convertible preferred stock	—	13,585	—
Principal payments on capital lease obligations	(733)	(423)	(219)
Repayment of loan	(1,123)	(4,780)	(1,000)
Payment of loan costs and other	(415)	12	—
Payment of IPO costs	(1,511)	—	—
IPO proceeds	28,952	—	—

Net cash provided by (used in) financing activities	25,409	8,474	(1,194)

Net increase (decrease) in cash and cash equivalents	13,412	87	(6,338)
Cash and cash equivalents at beginning of period	4,997	4,910	11,248

Cash and cash equivalents at end of period	$18,409	$4,997	$4,910

Supplemental Cash Flow Information:
Cash paid for interest	$240	$639	$919
Cash paid for income taxes	1	1	1
Supplemental Non cash Investing and Financing Activities:
Warrants issued in conjunction with debt agreement	$—	$161	$134
Equipment acquired through capital lease transactions	393	1,721	—
Conversion of preferred stock to common stock	83,504	—	—

See accompanying notes to these financial statements.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Financial Statements — Basis of Presentation

      Description of Business — RedEnvelope, Inc. (the “Company”) is an internet and catalog retailer of upscale gifts. The Company publishes full-color catalogs several times during the year. The Company operates as a single business segment.

      Fiscal Year — The Company’s fiscal year ends on the Sunday closest to March 31, based on a 52/53-week year. Fiscal years 2004, 2003 and 2002, all 52-week periods, ended on March 28, 2004, March 30, 2003 and, March 31, 2002, respectively.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods. Our significant accounting policies are set forth below.

      Cash Equivalents — The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents.

      Marketable Securities — The Company’s marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investment objectives include: preserving principal, meeting liquidity needs, delivering yields in relationship to risk tolerance and market conditions, avoiding inappropriate concentrations of investments, and providing direct fiduciary control of all cash and investments. Unrealized marketable securities gains and losses are reflected as a net amount under the caption of accumulated other comprehensive loss within the statements of stockholders’ equity/ (deficit) and comprehensive loss. Realized gains and losses are recorded within the statements of operations. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

      Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable debt securities and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company’s accounts receivable are derived from credit card purchases from customers and are typically settled within two to three days.

      Allowance for Doubtful Accounts — The Company reviews the aging of its accounts receivable balances to specifically identify accounts for uncollectibility. A summary of changes in the allowance for doubtful accounts is as follows:

	March 28,	March 30,	March 31,
	2004	2003	2002

	(In thousands)
Beginning allowance for doubtful accounts	$9	$71	$11
Amounts charged to expense	21	18	71
Amounts written-off	(9)	(80)	(11)

Ending allowance for doubtful accounts	$21	$9	$71

      Inventory — Inventories consist of acquired finished goods for resale. Inventories are stated at the lower of cost or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. If actual obsolescence is different from our estimate, we will adjust our provision accordingly.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Prepaid Catalog Costs — Prepaid catalog costs consist of paper, printing, postage and mailing costs for all Company catalogs. These costs are capitalized and are amortized over their expected period of future benefit. Each catalog is generally fully amortized within two months. At March 28, 2004 and March 30, 2003, the Company had prepaid catalog costs of $1.0 million and $1.2 million, respectively, recorded as prepaid catalog costs and other current assets.

      Property and Equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of these assets, ranging from three to seven years, or, in the case of leasehold improvements, over the lease period or estimated useful life, whichever is shorter.

      Capitalized Software and Website Development Costs — The Company capitalizes internally developed software costs and website development costs in accordance with the provisions of Statement of Position (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) No. 00-2, Accounting for Website Development Costs. Capitalized costs are amortized on a straight-line basis over the useful life of the software once it is available for use.

      Long-Lived Assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. Our estimate of undiscounted future cash flows is based upon our experience, historical operations, estimates of future profitability and economic conditions. During fiscal year 2002, the Company recorded a $1.2 million impairment charge related to abandoned software and website development costs, which is included in general and administrative expenses in the statements of operations.

      Revenue Recognition — Net revenues, which consist primarily of products sold via the Internet and through catalogs, including shipping revenue, are recognized at the estimated time of receipt by the customer. Shipping revenues for fiscal years 2004, 2003, and 2002 were $9.9 million, $10.4 million, and $7.1 million, respectively.

      Revenues are recorded net of estimated returns and promotional discounts. The Company’s policy is to record a sales return allowance for anticipated future returns in the period of sale. The Company generally does not extend credit to customers, except through third-party credit cards. Credit card sales account for the majority of net revenues.

      Shipping costs, which include inbound and outbound freight, and the cost of gift wrap is included in Cost of Sales. Handling costs, which include fees that were paid to our former third party fulfillment service provider and our distribution center expenses, are included in Operating Expenses — Fulfillment. Handling costs included in Operating Expenses — Fulfillment for fiscal 2004, 2003, and 2002 were $4.7 million, $3.8 million and $2.8 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either Cost of Sales or Operating Expenses.

      Provision for Sales Returns and Allowances — The provision for sales returns and allowances consists of our estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of changes in the Reserve for Sales Returns and Allowances is as follows:

		Provision for
	Balance at	Sales Returns	Actual	Balance at
	Beginning of	and Other	Returns and	End of
	Period	Allowances	Allowances	Period

	(In thousands)
Year Ended March 28, 2004 Sales Returns and Allowances	$140	$4,767	$(4,726)	$181
Year Ended March 30, 2003 Sales Returns and Allowances	$49	$4,435	$(4,345)	$140
Year Ended March 31, 2002 Sales Returns and Allowances	$9	$3,129	$(3,089)	$49

      Advertising Expense — The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized either on a straight-line basis over the term of the contract or in accordance with the actual number of clicks-through to the RedEnvelope website. Advertising expenses for fiscal years 2004, 2003, and 2002 were $6.9 million, $4.1 million, and $4.7 million, respectively, and are included in marketing expenses,

      Income Taxes — The Company accounts for income taxes under the asset and liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

      Stock-Based Compensation — The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under APB No. 25, compensation cost is recognized based on the difference, if any, between the fair market value of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provision of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant for options granted in fiscal years 2001, 2002, and 2003 consistent with the provisions of SFAS No. 123 the Company’s pro forma net loss would have been as follows:

	Fiscal Year Ended

	2004	2003	2002

	(In thousands, except per share data)
Net loss — as reported	$(5,128)	$(7,711)	$(14,109)
Stock-based employee compensation included in reported net loss	260	359	406
Stock-based compensation expense determined under fair value method	(716)	(538)	(571)

Pro forma net loss	$(5,584)	$(7,890)	$(14,274)

Basic and diluted earnings per share
As reported	$(1.16)	$(24.48)	$(53.04)
Pro forma	$(1.26)	$(25.05)	$(53.66)

      Loss Per Share — For all periods presented, basic net loss per share equals diluted net loss per share because the effect of stock options, unvested shares and warrants outstanding would have been antidilutive. The number of antidilutive stock options, unvested shares and warrants excluded from the calculation for fiscal years 2004, 2003, and 2002 were approximately 1.3 million, 0.8 million, and 0.6 million, respectively.

      The effect of convertible preferred stock has been excluded from the computation of earnings per share for fiscal years 2003 and 2002 as the effect is antidilutive. The weighted average shares of common stock issuable from conversion of convertible preferred stock for fiscal years 2003 and 2002 were approximately 5.9 million, and 3.4 million, respectively.

      Comprehensive Loss — Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive loss is comprised of unrealized losses on marketable securities categorized as available-for-sale.

      New Accounting Pronouncements — In January 2003, the FASB (Financial Accounting Standards Board) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain conditions. The Company does not have any involvement in variable interest entities. The adoption of FIN 46 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires instruments that are mandatorily redeemable, among other financial instruments, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur, be classified as liabilities. The adoption of this statement during fiscal 2004 did not have an impact on the Company’s financial statements.

2.	Initial Public Offering

      On September 30, 2003, we completed our initial public offering, whereby we sold 2.2 million shares of our common stock at $14 per share and received proceeds of approximately $29.0 million (after underwriters’

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

discounts of $1.8 million). Total related offering expenses were approximately $1.5 million (excluding underwriter’s discounts).

      Immediately prior to the offering, the Company effected a 1 for 11.71 reverse stock split. All shares and per share calculations included in the accompanying unaudited condensed financial statements have been adjusted to reflect this split.

      On September 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into approximately 6.0 million shares of common stock. (See Note 8)

3.	Investments

      Short-term investments consist of government securities and corporate bonds both with original maturities beyond three months but less than one year. Long term investments consist of corporate bonds with original maturities of one year or longer.

      All of the Company’s investments are considered available-for-sale. Such securities are carried at fair market value. Fair value is based on market quotes. Unrealized gains and losses, net of tax, on securities in this category are reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest earned on securities is included in interest income.

      Available-for-sale investments at March 28, 2004 were as follows (in thousands):

Corporate bonds and auction preferred stock (short-term)	$3,962
Government securities (short-term)	3,009
Corporate bonds (long-term)	1,844

Total available-for-sale investments	$8,815

      There were no gross realized gains or losses the fiscal year ending March 28, 2004 and the gross realized gains or losses for the fiscal year ended March 30, 2003 were immaterial.

      The contractual maturity of investments were as follows (in thousands):

Due in less than 1 year	$6,971
Due in 1-2 years	1,844
Due thereafter	—

$8,815

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

      Property and equipment consists of the following (including the useful lives):

	March 28,	March 30,
	2004	2003

	(In thousands)
Computer equipment (3 years)	$5,262	$4,107
Software (3 years)	4,688	3,578
Fulfillment equipment under capital lease (3-7 years)	1,917	1,547
Furniture and fixtures (5 years)	388	353
Leasehold improvements (3-5 years)	528	391

Total	12,783	9,976
Less: accumulated depreciation and amortization	(8,037)	(5,514)

Total	$4,746	$4,462

      The cost of property and equipment under capital leases was $3.0 million and $2.6 million at March 28, 2004 and March 30, 2003, respectively. Accumulated depreciation for assets under capital leases was $1.5 million and $1.1 million, at March 31, 2004 and March 30, 2003, respectively.

5.	Income Taxes

      The Company has not recorded a tax benefit in any period presented due to losses incurred and uncertainty of realizing the net operating loss carryforwards. A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	2004	2003	2002

Federal statutory rate	(34)%	(34)%	(34)%
State taxes and other	(6)	(6)	(1)
Valuation allowance	(40)	40	35

	0%	0%	0%

      Deferred tax assets are summarized as follows:

	March 28,	March 30,
	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$25,723	$24,641
Allowance and accruals	2,281	1,297

Total	28,004	25,938
Less: valuation allowance	(28,004)	(25,938)

Net deferred tax assets	$—	$—

      The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a 100% valuation allowance at March 28,

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2004, and March 30, 2003 due to the uncertainty of realizing future tax benefits from its net operating loss carryforward and other deferred tax assets.

      At March 28, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $70.5 million and $30.1 million respectively, which expire at various dates through 2019 and 2007, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss and tax carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company’s preferred stock issuances have created an ownership change of more than 50% which caused annual limitations in the amount of net operating losses that the Company may utilize for both federal and state purposes.

6.	Borrowing Arrangements

      The Company has a line of credit from CapitalSource Finance LLC. Per the terms of this agreement, CapitalSource Finance LLC has made available to the Company a credit facility under a revolving promissory note with a maximum principal amount of $11.0 million, subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time. Amounts borrowed under this line of credit bear interest at rates equal to the greater of 9.5% or the prime lending rate plus 5.75%, for advances up to a fluctuating base amount, and equal to the greater of 11.5% or the prime lending rate plus 7.75% for advances in excess of that base amount. Amounts borrowed under this line of credit are secured by substantially all of the Company’s assets. The line of credit agreement provides for certain events of default, sets forth a number of affirmative and negative covenants to which the Company must adhere and expires on April 15, 2006, unless extended, renewed or terminated pursuant to the terms of the agreement. The Company must pay an unused line fee of up to $0.05 million per year, which is payable monthly, based on the unused portion of the loan commitment. The Company has borrowed funds under this credit facility from time to time and periodically repaid such borrowings with available cash. As of March 28, 2004, the Company did not have an outstanding balance under this credit facility.

      On June 21, 2004, the Company amended the terms of its credit facility with CapitalSource Finance LLC. Under the terms of this Second Amendment, certain covenants for inventory ratios and capital expenditure limitations were eliminated. The minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant was modified, and quarterly minimum unrestricted cash balance levels were established. Further, under this Second Amendment, the EBITDA and minimum unrestricted cash balance covenants were modified such that they are not applicable unless borrowings are outstanding.

      In advance of any borrowings, the Company is required to deliver to CapitalSource Finance LLC written notification of its intent to borrow, certain consents from the Company’s landlords and credit card processing firm, a list of domain name registrations, evidence of compliance with EBITDA and minimum unrestricted cash balance levels on a prospective basis, and historical and prospective financial statements. In addition, CapitalSource Finance LLC may perform due diligence on the Company’s financial projections.

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

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      The credit agreement requires us to pay and deliver all collections to an account over which CapitalSource Finance LLC has sole control. When we borrow under the credit agreement, the borrowings are repaid through the funds in this account. In a situation where we are not borrowing, we must request the funds to be withdrawn from this account and deposited into our bank account. Under the terms of the Second Amendment, if the Company is not borrowing, this account will not be utilized. As a result, funds settled from our net revenues will be deposited directly into our bank account.

      In addition, the credit agreement requires, subject to exceptions in certain limited circumstances, maintaining excess availability of a certain amount of capital at certain specified times, a covenant which among other things restricts the Company’s ability to engage in certain acquisition and investment transactions, and other covenants which restrict or place limitations on the Company’s ability to incur indebtedness, issue securities, create or allow to exist any liens on the Company’s assets, transfer the Company’s assets, or declare or pay dividends.

      As of March 28, 2004, the Company was not in compliance with the EBITDA, Inventory Ratio, and Change in Control covenants contained in the credit agreement and such breach constituted an event of default under the credit agreement. On April 29, 2004, CapitalSource Finance LLC agreed to waive such non-compliance with such covenants which was designated as the First Amendment to the credit facility agreement.

      As of March 30, 2003, the Company had a loan and security agreement, as amended, for borrowings, under which it had outstanding $1.1 million at March 30, 2003. Borrowings bear interest at 10.5% and are secured by substantially all of the Company’s assets. The Company repaid $1.1 million in June 2003 in connection with the Company obtaining the revolving line of credit and security agreement from CapitalSource Finance LLC.

      The original loan amount of $7.0 million was obtained in March 2000 and was originally due on March 31, 2002. As consideration for the loan, the lender received a warrant to purchase 17,079 shares of common stock at $5.86 per share. The fair value of these warrants of $386,000, as determined using the Black-Scholes option pricing method, was recorded as debt discount and was amortized as interest expense over the life of the debt ($182,000 was expensed in fiscal year 2001 and $204,000 was expensed in fiscal year 2002). The Company repaid $1.0 million in March 2002.

      In September 2002, the loan was amended to extend the maturity date of $4.8 million of principal to December 31, 2002. The $4.8 million was repaid in December 2002. As consideration for the extension of the maturity of this $4.8 million, the lender received a warrant to purchase 20,075 shares of Series F Preferred Stock at an exercise price of $7.47 per share. The value of this warrant ($80,000, using the Black-Scholes option pricing method) was recorded as interest expense during fiscal 2003. For the remaining principal amount of $1.2 million, the lender had the choice of (i) converting the $1.2 million, but not less than the $1.2 million, into Series F Preferred Stock on or before October 15, 2002 at a per share price equal to $7.47 or (ii) extending the maturity date to December 31, 2003 and receiving a warrant to purchase 20,075 shares of Series F Preferred Stock at an exercise price of $7.47 per share. The lender elected to extend the maturity date and receive the warrant. The value of this warrant ($80,000, using the Black-Scholes option pricing method) was being amortized as interest expense through December 31, 2003. In addition, the exercise price of the warrant originally issued to the lender for the purchase of 17,079 common shares of common stock was reduced to $1.64 per share.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies

      Leases — The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2005. Rent expense for the fiscal years 2004, 2003, and 2002 was approximately $1.9 million, $2.4 million, and $2.0 million, respectively, net of sub-rental income of $0, $0, and $146,0000, respectively. Future minimum lease payments under noncancelable operating and capital leases as of March 28, 2004 are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Fiscal 2005	$691	$1,174
Fiscal 2006	614	715
Fiscal 2007	251	251
Fiscal 2008 and thereafter	—	—

Total minimum lease payments	1,556	$2,140

Less: Amount representing interest	(144)

Present value of capital lease obligations	1,412
Less: Current portion of capital lease obligations	(596)

Long-term portion of capital lease obligations	$816

      Legal Proceedings — By its letter dated March 9, 2000, Red Letter Days Plc, a United Kingdom company (Red Letter Days), asserted trademark rights in the United Kingdom in the marks RED LETTER, RED LETTER DAYS and the image of a red envelope. Red Letter Days offers experiential gifts in the United Kingdom. The letter claimed that if we were to use our name and the REDENVELOPE service mark in the United Kingdom in connection with retail sales of gifts, it would infringe Red Letter Days’ trademark rights. We have made a number of attempts to reach an amicable resolution of this dispute, but Red Letter Days has declined, to date, to enter into settlement negotiations. Red Letter Days has opposed our applications to register the REDENVELOPE and RedEnvelope stylized logo marks in the United Kingdom and the European Community. Red Letter Days’ oppositions to our United Kingdom and European Community trademark applications are pending. Evidentiary submissions have been made by the parties in connection with those opposition proceedings and a decision is not expected for several months. The sole issue to be decided in the opposition proceedings is whether the REDENVELOPE mark is entitled to registration in the stated jurisdictions. Even if an opposition is successful in preventing the subject trademark from being registered, that decision by the registration authorities does not prevent the applicant from using the mark in that jurisdiction. In order to prevent us from using the RedEnvelope mark in the United Kingdom or European Community or to obtain any other equitable relief or monetary relief, Red Letter Days would need to bring a lawsuit against us in the appropriate jurisdiction. To the best of our knowledge, no such lawsuit has been filed. We opposed Red Letter Days application to register the RED LETTER mark in the United Kingdom, based on the descriptiveness of the RED LETTER mark as applied to the services of Red Letter Days. The United Kingdom trademark office has denied our opposition and has approved the registration of the Red Letter Days mark in the United Kingdom. This decision did not address a comparison of the REDENVELOPE and RED LETTER marks.

      On September 3, 2003, Activ8now, LLC filed a patent infringement lawsuit against the Company in the United States District Court, Northern District of Georgia. The lawsuit alleged a cause of action for infringement of U.S. Patent Nos. 6,535,889 and 6,557,006 based on the theory that certain of our website operations were covered by such patents. On June 18, 2004, the Company and Activ8now, LLC entered into a settlement agreement providing the Company with a non-exclusive, irrevocable, paid-up, worldwide license to

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

such patents in exchange for a one-time fee and dismissal of the lawsuit with prejudice. The settlement did not have a material adverse effect on the Company’s financial position or results of operations.

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

8.	Mandatorily Redeemable Convertible Preferred Stock and Series A Preferred Stock

      Changes in mandatorily redeemable convertible preferred stock are as follows:

	Series A		Series B		Series C		Series D		Series E		Series F

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands)
Balance at April 1, 2001	627	$953	385	$2,195	554	$20,921	195	$11,042	1,470	$34,004	—	$—
Issuance of preferred stock warrants in connection with a loan	—	—	—	—	—	—	—	—	—	115	—	—
Issuance of preferred stock, net of issuance cost of $13	—	—	—	—	—	—	—	—	6	133	—	—

Balance at March 31, 2002	627	$953	385	2,195	554	20,921	195	11,042	1,476	34,252	—	—
Reclass of warrant value			—	—	—	—	—	—	—	(115)	—	115
Issuance of preferred stock, for services performed	—	—	—	—	—	—	—	—	17	400	—	—
Issuance of preferred stock warrants in connection with a loan	—	—	—	—	—	—	—	—	—	—	—	161
Issuance of preferred stock, net of issuance cost of $158	—	—	—	—	—	—	—	—	—	—	1,839	13,585

Balance at March 30, 2003	627	953	385	2,195	554	20,921	195	11,042	1,493	34,537	1,839	13,861
Conversion of preferred stock into common stock	(627)	(953)	(385)	(2,195)	(554)	(20,921)	(195)	(11,042)	(1,493)	(34,537)	(1,839)	(13,861)

Balance at March 28, 2004	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

(In thousands)

Series A (conversion rate of 1.0)	627
Series B (conversion rate of 1.0)	385
Series C (conversion rate of 1.5816)	876
Series D (conversion rate of 1.7983)	350
Series E (conversion rate of 1.2720)	1,900
Series F (conversion rate of .9886)	1,818

Total preferred shares outstanding converted to common	5,956

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Preferred Stock Warrants — In connection with an unused credit facility, in November 2001 the Company issued a Series F preferred stock purchase warrant entitling the holder to purchase 21,349 shares of preferred stock, at $7.47 per share. The warrants are fully exercisable and expire upon the earlier of November 13, 2011 or two years after the closing of the Company’s initial public offering. The fair value of the warrants, $115,000, as determined using the Black-Scholes option pricing method, was recognized as interest expense over the term of the credit facility in 2001.

      As discussed in Note 6, as consideration for the extension of the maturity date, the lender received warrants to purchase 40,150 shares of Series F preferred stock at an exercise price of $7.47 per share. The fair value of the warrants was $161,000.

      The assumptions used to calculate the fair value of warrants as determined using the Black-Scholes option pricing model are as follows:

	Fiscal Year

	2003	2002

Expected dividend rate	0%	0%
Expected volatility	60%	60%
Risk-free interest rate	2.94%	3.63%
Expected lives (years)	5.00	10.00

9.	Common Stock

      The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of $0.01 par value common stock. During fiscal years 2003 and 2002, the Company repurchased 20,875 and 244 shares, respectively, at an average price of $0.59 per share.

      As of March 28, 2004, the Company has reserved the following number of shares of common stock for future issuance in connection with:

March 28,
2004

(In
thousands)
Exercise of Series F preferred stock warrants	61
Exercise of common stock warrants	18
Options available for future grants	1,062
Options outstanding	1,189

Total	2,330

      Common Stock Warrants — In connection with a line of credit (Note 6), the Company issued detachable warrants to purchase 17,079 shares of common stock in March 2000 with an exercise price of $5.86 per share, later reduced to $1.64 per share. The warrants are fully exercisable and expire on (a) March 2007 or (b) upon sale, conveyance or disposal of all or substantially all of the Company’s property or business or any other transaction or series of transactions in which 50% of the voting power of the Company is disposed of, whichever is earlier. The fair value of the warrants of $386,000, as determined using Black-Scholes option pricing model, was recorded as a discount on notes payable and was amortized as additional interest expense using the effective interest rate method over the term of the note.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Benefit Plans

1999 Stock Option Plan

      The Company maintains a stock option plan, as amended (the “1999 Plan”), which authorizes the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants. The maximum aggregate number of shares that may be sold under the Plan is 2,228,864 shares of common stock, plus an annual increase on the first day of each of the Company’s fiscal years beginning in each of 2005 through 2009 equal to the lesser of (a) 426,985 shares, (b) 4% of the shares outstanding on the last day of the immediately preceding fiscal year, or (c) such lesser number of shares as the Board shall determine; provided however that the maximum number of shares that may be added in any year pursuant to this sentence shall not result in the 1999 Plan’s having available for issuance an aggregate number of shares that exceeds 4% of the fully diluted shares of outstanding common stock as of the last day of the immediately preceding fiscal year.

      Generally, options vest 25% on the first anniversary of the date of grant and thereafter become exercisable in equal monthly installments over the remaining 36 months. Options are exercisable for a term of ten years after the date of grant. No options will be granted to any individual who owns more than 10% of total combined voting power of all classes of stock.

      The 1999 Plan also provides for early exercise of options prior to vesting. Any unvested shares purchased are subject to repurchase by the Company upon occurrence of certain events or conditions, such as employment termination, at the original purchase price. As of March 28, 2004 and March 30, 2003, there were 0 and 4,795 shares outstanding, respectively, subject to repurchase rights.

      In fiscal year 2000, the Company granted approximately 0.4 million options to employees at an exercise price that was less than the fair market value of the Company’s stock on the date of grant. The Company recorded $1.8 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards. The Company recorded amortization expense of $132,000, $359,000, and $406,000 in the fiscal years 2004, 2003, and 2002, respectively, which is included in general and administrative expenses in the statements of operations.

      In fiscal year 2004, the Company granted approximately 0.3 million options to employees at an exercise price that was less than the fair market value of the Company’s stock on the date of grant. The Company recorded $0.7 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards. The Company recorded amortization expense of $130,000 in fiscal 2004, which is included in general and administrative expenses in the statements of operations.

Directors Stock Option Plan

      The Directors Stock Option Plan is intended to be a formula award plan providing for the grant of nonstatutory stock options to non-employee members of our Board of Directors. The Company registered 449,615 shares of $0.01 par value common stock for the Directors Stock Option Plan.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes activity under the Company’s stock option plans:

			Weighted
	Shares		Average
	Available		Exercise
	for	Options	Price Per
	Grant	Outstanding	Share

	(In thousands)
Balance at April 1, 2001	114	350	$5.62
Granted (weighted average fair value $0.94)	(176)	176	5.86
Cancelled	97	(97)	5.74
Exercised	—	(5)	4.92

Balance at March 31, 2002	35	424	$5.74
Additional shares authorized	639	—	—
Granted (weighted average fair value $0.23)	(572)	572	1.64
Cancelled	189	(189)	4.33
Exercised	—	(13)	5.39

Balance at March 30, 2003	291	794	$3.16
Additional shares authorized	1,217	—	—
Granted (weighted average fair value $5.02)	(681)	681	8.50
Cancelled	235	(235)	3.47
Exercised	—	(51)	4.27

Balance at March 28, 2004	1,062	1,189	$6.09

Exercisable, March 31, 2002	195		$5.62
Exercisable, March 30, 2003	340		$4.45
Exercisable, March 28, 2004	552		$3.53

      The following table summarizes information about stock options outstanding at March 28, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price Per	Number	Price Per
Exercise Price	Outstanding	Life (Years)	Share	Outstanding	Share

(in 000’s except per share data)
$ 0.59 - $ 4.	10 579	6.1	$1.79	341	$1.83
5.86 - 11.26	293	4.6	7.02	197	5.86
$12.19 - $16.85	317	8.9	13.07	14	12.19

	1,189	6.5	$6.09	552	$3.53

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes Method assuming an expected life of four years, dividend yield of 0%, volatility of 60% and a weighted average risk-free interest rate of 2.3% to 3.4%.

      See Note 1 for pro forma effect of accounting for stock options using the fair value method.

      Employee Stock Purchase Plan (“ESPP”) — The ESPP allows employees to purchase our common stock at a discount to market price through payroll deductions. The plan is structured through a series of consecutive six-month offering periods. Except for the first offering period, these offering periods generally

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

start on the first trading day on or after May 1st and November 1st of each year and end, respectively, on the last trading day of the next October and April. The Company registered 401,366 shares $0.01 par value common stock for the ESPP.

      401(k) Savings Plan — The Company sponsors a 401(k) Savings Plan which allows all employees to make salary deferral contributions ranging from 1% to 15% of their eligible earnings. The Company can make discretionary matching contributions to the Plan. During fiscal years 2004, 2003, and 2002, the Company contributed $66,000, $69,000, and $98,000, respectively, to the Plan.

11.	Related Party Transactions

      Notes Receivable from Stockholders — Notes receivable from stockholders represent amounts owed to the Company from the exercise of stock options. These full recourse notes are collateralized by common stock and bear interest at a rate of 5.74% per annum. Interest and principal is due and payable on July 10, 2003 through 2007. At March 28, 2004 and March 30, 2003 , notes receivable were approximately $44,000.

12.	Quarterly Financial Information (Unaudited)

      The quarterly financial information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	Fiscal 2004 Quarter Ended

	June 29,	September 28,	December 28,	March 28,	2004
	2003	2003	2003	2004	Total

	(In thousands, except per share amounts)
Net revenues	$17,721	$8,329	$35,922	$17,336	$79,308
Gross profit	8,671	4,032	17,773	9,238	39,714
Operating income (loss)	(1,058)	(2,730)	1,215	(2,276)	(4,849)
Net income (loss)	(1,217)	(2,826)	1,176	(2,261)	(5,128)
Basic income (loss) per share	$(3.52)	$(6.56)	$0.14	$(0.27)	$(1.16)
Diluted income (loss) per share	$(3.52)	$(6.56)	$0.13	$(0.27)	$(1.16)

	Fiscal 2003 Quarter Ended

	June 30,	September 29,	December 29,	March 30,	2003
	2002	2002	2002	2003	Total

	(In thousands, except per share amounts)
Net revenues	$15,287	$5,366	$34,290	$15,116	$70,059
Gross profit	7,100	2,361	16,972	7,049	33,482
Operating income (loss)	(2,177)	(3,543)	1,104	(2,549)	(7,165)
Net income (loss)	(2,294)	(3,676)	912	(2,653)	(7,711)
Basic income (loss) per share	$(7.88)	$(11.60)	$2.81	$(7.99)	$(24.48)
Diluted income (loss) per share	$(7.88)	$(11.60)	$0.14	$(7.99)	$(24.48)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on in this Annual Report on Form 10-K. The Company continues to implement minor changes primarily to formalize and document procedures already in place. Maintenance of disclosure controls and procedures is an ongoing process and controls and procedures may change over time. The Company also has established a Disclosure Committee, which consists of certain members of the Company’s senior management. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since the date of the evaluation of internal controls, no significant changes have been made that could significantly affect these controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our Executive Officers required hereunder is set forth in Item 1 of Part 1 “Business — Executive Officers of the Registrant.” The information required hereunder regarding our Directors is incorporated by reference from our Proxy Statement to be filed in connection with our 2004 annual meeting of stockholders. The information required hereunder regarding Compliance with Section 16(a) of the Securities Exchange Act and our Code of Ethics is incorporated by reference from our Proxy Statement to be filed in connection with our 2004 annual meeting of stockholders.

Item 11.	Executive Compensation

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2004 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2004 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2004 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2004 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      List the following documents filed as a part of the report:

      1. Financial Statements

      The following consolidated financial statements of the Company are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss
Statements of Cash Flows
Notes to Financial Statements

      2. Financial Statement Schedule

      All schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

      3. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.(1)
3.2	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.4	Form of Amended and Restated Bylaws of the Registrant to be in effect after the closing of the offering made pursuant to this Registration Statement.(1)
4.1	Specimen stock certificate for the Registrant’s common stock.(1)
4.2	Amended and Restated Investors’ Rights Agreement dated April 17, 2002 between the Registrant and certain investors.(1)
4.3	Omnibus Amendment to Investors’ Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement dated May 29, 2003 between the Registrant and certain investors.(1)
4.4	Common Stock Purchase Warrant dated March 9, 2000 issued to Lighthouse Capital Partners III, L.P.(1)
4.5	Series F Preferred Stock Purchase Warrant dated September 6, 2002 issued to Lighthouse Capital Partners III, L.P.(1)
4.6	Series F Preferred Stock Purchase Warrant dated October 15, 2002 issued to Lighthouse Capital Partners III, L.P.(1)
4.7	Warrant Purchase Agreement dated November 13, 2001 between the Registrant and Camelot Ventures, LLC.(1)
4.8	Preferred Stock Purchase Warrant dated November 13, 2002 issued to Camelot Ventures, LLC.(1)
4.9	Warrant Agreement dated February 10, 2000 issued to Comdisco, Inc.(1)
10.1	Form of Indemnification Agreement between the Registrant and each of its officers and directors.(1)
10.7	Office Lease dated September 1, 1999 between the Registrant and the Equitable Life Assurance Society of the United States.(1)
10.8	Assignment of Lease dated April 18, 2000 between RedEnvelope and Mission Valley Christian Fellowship of San Diego.(1)

Number		Description

10.9		Assignment of Lease dated April 18, 2000 between RedEnvelope and Mission Valley Christian Fellowship of San Diego.(1)
10.10		Lease dated March 28, 2000 between RedEnvelope and Four Amigos.(1)
10.11		Sublease Agreement dated June 18, 2002 between 3PF.Com, Inc. and RedEnvelope.(1)
10.12		Offer Letter to Alison May dated March 12, 2002.(1)
10.13		Indemnification Agreement between RedEnvelope and Alison May dated April 8, 2002.(1)
10.15		Promissory Note issued by Hilary Billings, dated July 21, 1999.(1)
10.16		Promissory Note issued by Hilary Billings dated July 21, 1999.(1)
10.17		Amendment to Promissory Notes issued by Hilary Billings dated May 21, 2002.(1)
10.19		Offer Letter to John Roberts dated February 18, 2003.(1)
10.20		1999 Stock Plan, as amended on April 11, 2003, and form agreements thereunder.(1)
10.21		2003 Directors’ Stock Option Plan and form agreements thereunder.(1)
10.22		2003 Employee Stock Purchase Plan and form agreements thereunder.(1)
10	.32*	Revolving Credit and Security Agreement dated June 13, 2003 between the Registrant and CapitalSource Finance, LLC.(1)
10	.33*	Internet Data Center Services Agreement dated October 23, 1998 between the Registrant and Exodus Communications, Inc.(1)
10.34		Offer Letter to Edward Schmults dated April 22, 2004.
10.35		Waivers under and Amendment dated April 29, 2004 of the Revolving Credit and Security Agreement dated as of June 13, 2003 between RedEnvelope, Inc. and CapitalSource Finance LLC.
10.36		Amendment No. 2 dated June 21, 2004 to the Revolving Credit and Security Agreement dated as of June 13, 2003 between RedEnvelope, Inc. and CapitalSource Finance LLC.
10	.37**	Software License, Services, Support and Enhancements Agreement dated December 29, 2003 between RedEnvelope, Inc. and Manhattan Associates, Inc.
10	.38**	Sales Agreement dated April 30, 2004 between RedEnvelope, Inc. and Vargo Material Handling, Inc.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Page 62).
31.1		Alison May’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Eric Wong’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Alison May’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Eric Wong’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Registration Statement on Form S-1, which became effective on September 24, 2003.

*	Confidential treatment granted with respect to certain portions of this Exhibit.

**	Material has been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

Reports on Form 8-K

      On January 9, 2004, the Company filed a Current Report on Form 8-K reporting the departure of one of its officers and announcing its anticipated revenue and net income for the fiscal quarter ended December 28, 2004.

      On January 27, 2004, the Company filed a Current Report of Form 8-K reporting its financial results for the fiscal quarter ended December 28, 2004.

      On March 19, 2004, the Company filed a Current Report on Form 8-K announcing the departure of one of its officers and directors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDENVELOPE, INC.

By:	/s/ ERIC C. WONG

Eric C. Wong
Chief Financial Officer

Date: June 22, 2004

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alison L. May and Eric C. Wong, and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL MORITZ Michael Moritz	Chairman of the Board	June 22, 2004

/s/ ALISON L. MAY Alison L. May	Director, President and Chief Executive Officer (Principal Executive Officer)	June 22, 2004

/s/ ERIC C. WONG Eric C. Wong	Chief Financial Officer (Principal Financial and Accounting Officer)	June 22, 2004

/s/ MICHAEL E. DUNN Michael E. Dunn	Director	June 22, 2004

/s/ KAREN EDWARDS Karen Edwards	Director	June 22, 2004

/s/ SCOTT GALLOWAY Scott Galloway	Director	June 22, 2004

/s/ CHARLES HEILBRONN Charles Heilbronn	Director	June 22, 2004

/s/ DANIEL R. LYLE Daniel R. Lyle	Director	June 22, 2004

EXHIBIT INDEX

Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant currently in effect.(1)
3.2		Amended and Restated Certificate of Incorporation of the Registrant(1)
3.4		Form of Amended and Restated Bylaws of the Registrant to be in effect after the closing of the offering made pursuant to this Registration Statement.(1)
4.1		Specimen stock certificate for the Registrant’s common stock.(1)
4.2		Amended and Restated Investors’ Rights Agreement dated April 17, 2002 between the Registrant and certain investors.(1)
4.3		Omnibus Amendment to Investors’ Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement dated May 29, 2003 between the Registrant and certain investors.(1)
4.4		Common Stock Purchase Warrant dated March 9, 2000 issued to Lighthouse Capital Partners III, L.P.(1)
4.5		Series F Preferred Stock Purchase Warrant dated September 6, 2002 issued to Lighthouse Capital Partners III, L.P.(1)
4.6		Series F Preferred Stock Purchase Warrant dated October 15, 2002 issued to Lighthouse Capital Partners III, L.P.(1)
4.7		Warrant Purchase Agreement dated November 13, 2001 between the Registrant and Camelot Ventures, LLC.(1)
4.8		Preferred Stock Purchase Warrant dated November 13, 2002 issued to Camelot Ventures, LLC.(1)
4.9		Warrant Agreement dated February 10, 2000 issued to Comdisco, Inc.(1)
10.1		Form of Indemnification Agreement between the Registrant and each of its officers and directors.(1)
10.7		Office Lease dated September 1, 1999 between the Registrant and the Equitable Life Assurance Society of the United States.(1)
10.8		Assignment of Lease dated April 18, 2000 between RedEnvelope and Mission Valley Christian Fellowship of San Diego.(1)
10.9		Assignment of Lease dated April 18, 2000 between RedEnvelope and Mission Valley Christian Fellowship of San Diego.(1)
10.10		Lease dated March 28, 2000 between RedEnvelope and Four Amigos.(1)
10.11		Sublease Agreement dated June 18, 2002 between 3PF.Com, Inc. and RedEnvelope.(1)
10.12		Offer Letter to Alison May dated March 12, 2002.(1)
10.13		Indemnification Agreement between RedEnvelope and Alison May dated April 8, 2002.(1)
10.15		Promissory Note issued by Hilary Billings, dated July 21, 1999.(1)
10.16		Promissory Note issued by Hilary Billings dated July 21, 1999.(1)
10.17		Amendment to Promissory Notes issued by Hilary Billings dated May 21, 2002.(1)
10.19		Offer Letter to John Roberts dated February 18, 2003.(1)
10.20		1999 Stock Plan, as amended on April 11, 2003, and form agreements thereunder.(1)
10.21		2003 Directors’ Stock Option Plan and form agreements thereunder.(1)
10.22		2003 Employee Stock Purchase Plan and form agreements thereunder.(1)
10	.32*	Revolving Credit and Security Agreement dated June 13, 2003 between the Registrant and CapitalSource Finance, LLC.(1)
10	.33*	Internet Data Center Services Agreement dated October 23, 1998 between the Registrant and Exodus Communications, Inc.(1)
10.34		Offer Letter to Edward Schmults dated April 22, 2004.
10.35		Waivers under and Amendment dated April 29, 2004 of the Revolving Credit and Security Agreement dated as of June 13, 2003 between RedEnvelope, Inc. and CapitalSource Finance LLC.
10.36		Amendment No. 2 dated June 21, 2004 to the Revolving Credit and Security Agreement dated as of June 13, 2003 between RedEnvelope, Inc. and CapitalSource Finance LLC.

Number		Description

10	.37**	Software License, Services, Support and Enhancements Agreement dated December 29, 2003 between RedEnvelope, Inc. and Manhattan Associates, Inc.
10	.38**	Sales Agreement dated April 30, 2004 between RedEnvelope, Inc. and Vargo Material Handling, Inc.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Page 62).
31.1		Alison May’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Eric Wong’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Alison May’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Eric Wong’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Registration Statement on Form S-1, which became effective on September 24, 2003.

*	Confidential treatment granted with respect to certain portions of this Exhibit.

**	Material has been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.