Form 10-K/A
period 2004-03-28
REDENVELOPE INC
filed 2004-07-14
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________ .

Commission file number: 0-50387

RedEnvelope, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0844285 (I.R.S. Employer Identification No.)

201 Spear Street, 3rd Floor, San Francisco, California 94105
(Address of Principal Executive Offices and Zip Code)

(415) 371-9100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]            No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¶229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes [   ]         No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes [   ]         No [X]

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

     Explanatory Note: This report on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004 as follows: the signature page to the Form 10-K should not have included a typed signature for director Scott Galloway, and the signature page to the Form 10-K is hereby amended to remove the typed signature above his name. No other items in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004 are amended hereby.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     List the following documents filed as a part of the report on Form 10-K/A:

3.	Exhibits

Number	Description
31.1	Alison May’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Eric Wong’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the undersigned Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on July 14, 2004.

REDENVELOPE, INC.
By:	/s/ ERIC C. WONG
Eric C. Wong
Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

	Signature	Title	Date
	* Michael Moritz	Chairman of the Board	July 14, 2004
	/s/ ALISON L. MAY Alison L. May	Director, President and Chief Executive Officer (Principal Executive Officer)	July 14, 2004
	/s/ ERIC C. WONG Eric C. Wong	Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2004
	* Michael Dunn	Director	July 14, 2004
	* Karen Edwards	Director	July 14, 2004
	Scott Galloway	Director
	* Charles Heilbronn	Director	July 14, 2004
	* Daniel R. Lyle	Director	July 14, 2004
*By:	/s/ ERIC C. WONG Eric C. Wong Attorney-in-fact

EXHIBIT INDEX

Number	Description
31.1	Alison May’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Eric Wong’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.