Form 10-K/A
period 2004-03-28
REDENVELOPE INC
filed 2004-07-26
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 0-50387
RedEnvelope, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	33-0844285
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
201 Spear Street, 3rd Floor, San Francisco, California 94105
(Address of Principal Executive Offices and Zip Code)
(415) 371-9100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¶229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Explanatory Note: We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 28, 2004 (the “Report”) for the purpose of including information that was to be incorporated by reference from the our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. Because we will not file our definitive proxy statement within 120 days of our fiscal year ended March 28, 2004, we are amending and restating in its entirety Part III and supplementing Part IV of the Report. No other items in the Report are amended hereby.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding our Executive Officers required hereunder is set forth in Item 1 of Part 1 “Business — Executive Officers of the Registrant.” The information required hereunder regarding our Directors is set forth below.

DIRECTORS

     The term of each current member of the Board of Directors expires on the date of the 2004 annual meeting of stockholders. The following table and related biographies set forth information regarding our directors:

Name	Age	Position(s)
Michael Moritz(1)(3)	49	Director and Chairman of the Board
Michael E. Dunn(2)	40	Director
Karen Edwards(2)	42	Director
Scott Galloway	39	Director
Charles Heilbronn(1)(3)	49	Director
Daniel R. Lyle(2)(3)	59	Director
Alison L. May	54	Chief Executive Officer, President and Director

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Member of the Nominating Committee

     Michael Moritz has served as a member of our Board of Directors since July 1999 and as Chairman of the Board since April 2003. Since 1988, Mr. Moritz has served as a general partner at Sequoia Capital, a venture capital firm. Mr. Moritz has served as a member of the board of directors of Saba Software, a provider of human capital development and management solutions, since August 1998. Since July 1993, Mr. Moritz has served as a member of the board of directors of Flextronics International Ltd., a contract electronics manufacturer, and since May 1999, Mr. Moritz has served as a director of Google, Inc. Mr. Moritz received an MA from Christ Church, University of Oxford.

     Michael E. Dunn has served as a member of our Board of Directors since August 2000. Mr. Dunn served as the President of Prophet Brand Strategy, Inc., a brand consulting firm, since June 1998 and has served as President and Chief Executive Officer of Prophet Brand Strategy since January 2000. From March 1994 to May 1998, Mr. Dunn served as the Chief Executive Officer of Context Integration, a systems integrator. Mr. Dunn received a BA in Economics from Haverford College and an MBA/MA in Business and Asian Studies from the University of California at Berkeley.

     Karen Edwards has served as a member of our Board of Directors since October 2003. From January 1996 to October 2001, Ms. Edwards served as Vice President, Worldwide Marketing with Yahoo! Inc. Ms. Edwards currently serves on the boards of 2Wire, Inc. and OurPictures, Inc. Ms. Edwards received a BA in Communications from Stanford University and an MBA from Harvard University.

     Scott Galloway has served as a member of the Board of Directors since June 2002. Mr. Galloway co-founded the Company in 1997 under the name Giftworks Online, Inc. and he served as a director of the Company from September 1997 to August 2000 and the Chairman of the Board of the Company from September 1997 to February 2000. Mr. Galloway also founded Prophet Brand Strategy, a brand consultancy, and served as Chief Executive Officer of Prophet from 1992 to 2000 and Chairman of the Board of Prophet from 2000 to 2002. From 2000 to 2002, Mr. Galloway served as the Chief Executive Officer and Chairman of the Board at Brand Farm, an e-commerce incubator. Mr. Galloway is a visiting assistant professor at the New York University Stern School of Business where he has taught brand strategy to second year MBA students since 2002. Mr. Galloway received an MBA from the Haas School of Business at the University of California at Berkeley and a BA in Economics from the University of California at Los Angeles.

     Charles Heilbronn has served as a member of our Board of Directors since October 2002. Since 1987, Mr. Heilbronn has held the position of Vice President and General Counsel at Chanel Limited, a luxury goods company marketing women’s clothing, leather goods, fragrances and cosmetics, fine jewelry and watches. Mr. Heilbronn received a Master in Law from Universite de Paris V, Law School and an LLM from New York University Law School.

     Daniel R. Lyle has served as a member of our Board of Directors since July 2003. Mr. Lyle served as a partner at PricewaterhouseCoopers LLP from 1982 to June 2003. Mr. Lyle received a BA in Economics from California State University, Northridge and an MBA from the University of California at Los Angeles.

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

     There are no family relationships among any of RedEnvelope’s directors or executive officers.

Audit Committee

     The Audit Committee of the Board of Directors oversees RedEnvelope’s corporate accounting and financial reporting process and the audits of its financial statements. The responsibilities of the audit committee include appointing and providing the compensation of the independent registered public accounting firm to conduct the annual audit of our financial statements, reviewing the scope and results of the audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to RedEnvelope by its independent registered public accounting firm.

     The Audit Committee consists of three Directors: Mr. Lyle, as Chairman, Mr. Dunn and Ms. Edwards. The Board has determined that all members of the audit committee are independent directors under the rules of the Nasdaq National Market and each of them is able to read and understand fundamental financial statements. The Board has determined that Daniel R. Lyle qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file periodic reports of their ownership, and changes in that ownership. Executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons, we believe that, with respect to fiscal year 2004, all filing requirements applicable to our officers, directors and 10% stockholders were met, except for: (i) failure to file a Form 3 and a Form 4 by Angel Investors II, L.P. who held more than 10% of RedEnvelope’s common stock prior to the closing of RedEnvelope’s initial public offering, but upon the closing of the such offering, held less than 10% of RedEnvelope’s common stock and (ii) a late filing made by Kristine Dang who inadvertently filed a late Form 3 in May 2003 reporting her appointment as a Section 16 officer by RedEnvelope in May 2003.

Code of Ethics

     Our Board of Directors has adopted a Code of Ethics that is applicable to all of RedEnvelope’s employees, officers and directors. The Code of Ethics contains standards that promote honest and ethical conduct by such individuals. A copy of the RedEnvelope Code of Ethics is available on our website at www.redenvelope.com.

Item 11. Executive Compensation

Summary Compensation Table

     The following table shows the compensation earned during fiscal years 2004, 2003, and 2002 by our President and Chief Executive Officer and the five other most highly compensated executive officers and former executive officers (collectively, the “Named Executive Officers”). Bonus compensation is reported in the fiscal year in which the compensation was earned.

				Long-Term
		Annual Compensation		Compensation Awards
				Securities Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)	Compensation ($)
Alison L. May(1)	2004	285,000	0	0	6,131
President and	2003	311,058	0	296,151	573
Chief Executive Officer	2002	0	0	0	0

				Long-Term
		Annual Compensation		Compensation Awards
				Securities Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)	Compensation ($)
Hilary Billings(2)	2004	285,000	0	149,444	306
Former Brand Strategist	2003	297,116	0	92,405	4,166
	2002	200,000	80,000	2,684	4,042
John W. Roberts(3)	2004	192,926	0	33,786	195
Senior Vice President,	2003	20,212	0	0	9
Information Technology	2002	0	0	0	0
Kristine N. Dang(4)	2004	189,231	0	21,404	3,957
General Merchandising	2003	172,500	0	6,831	2,363
Manager	2002	148,769	5,000	3,245	2,413
Eric C. Wong(5)	2004	168,462	0	25,674	1,350
Chief Financial Officer	2003	51,923	0	6,404	38
and Corporate Secretary	2002	0	0	0	0
Pamela A. Knox(6)	2004	160,400	0	53,372	19,490
Former Senior Vice	2003	0	0	0	0
President, Marketing	2002	0	0	0	0

(1)	“All Other Compensation” with respect to Ms. May represents $869 for life insurance premiums paid by RedEnvelope for the benefit of the insured and $5,262 for Company contributions to 401 (k) plans of RedEnvelope.

(2)	“All Other Compensation” with respect to Ms. Billings represents $306 for life insurance premiums paid by RedEnvelope for the benefit of the insured.

(3)	“All Other Compensation” with respect to Mr. Roberts represents $195 for life insurance premiums paid by RedEnvelope for the benefit of the insured.

(4)	“All Other Compensation” with respect to Ms. Dang represents $172 for life insurance premiums paid by RedEnvelope for the benefit of the insured and $3,785 for Company contributions to 401 (k) plans of RedEnvelope.

(5)	“All Other Compensation” with respect to Mr. Wong represents $138 for life insurance premiums paid by RedEnvelope for the benefit of the insured and $1,212 for Company contributions to 401 (k) plans of RedEnvelope.

(6)	“All Other Compensation” with respect to Ms. Knox represents $19,231 for severance related payments and $259 for life insurance premiums paid by RedEnvelope for the benefit of the insured.

Option Grants in Fiscal Year 2004

     The following table sets forth certain information with respect to stock option grants during the fiscal year ended March 28, 2004 to the Named Executive Officers.

			Individual Grants			Potential Realizable
			Percent of Total			Value at Assumed
	Number of		Options			Annual Rate of Stock
	Securities		Granted to			Price Appreciation for
	Underlying		Employees in	Exercise or		Option Term ($)(2)
	Options		Fiscal Year	Base Price	Expiration
Name	Granted (#)		(%)(1)	($/Share)	Date	5%	10%
Alison L. May	0		0	0.00	N/A	0	0
Hilary Billings	149,444	(3)	25	2.22	4/11/2013	209,106	529,916
John W. Roberts	15,798	(4)	3	2.22	4/11/2013	22,105	56,018
	2,988	(5)	1	5.86	7/14/2013	11,002	27,882
	15,000	(3)	3	12.19	10/10/2013	114,993	291,416
Kristine N. Dang	6,404	(3)	1	2.22	4/11/2013	8,961	22,708
	15,000	(3)	3	12.19	10/10/2013	114,933	291,416
Eric C. Wong	10,674	(6)	2	2.22	4/11/2013	14,935	37,849
	15,000	(3)	3	12.19	10/10/2013	114,933	291,416
Pamela A. Knox	53,372	(7)	9	2.22	4/19/2004	74,680	189,253

(1)	Based on an aggregate of 601,374 options granted to employees of RedEnvelope under our 1999 Stock Option Plan during fiscal year ended March 28, 2004.

(2)	In accordance with the rules of the SEC, the potential realizable value over the term of the option (the period from the grant date to the expiration date) is based on SEC-mandated assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent our estimates of our future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

(3)	The option vests as to 1/48 of the shares monthly.

(4)	The option vests as to 25% of the shares one year after the vesting commencement date and as to 1/48 monthly thereafter.

(5)	The option vests as to 8/48 of the shares on the one year anniversary of the vesting commencement date and as to 1/48 monthly thereafter.

(6)	The option vests as to 10/48 of the shares on the 10 month anniversary of the vesting commencement date and as to 1/48 monthly thereafter.

(7)	The option vests as to 20% of the shares upon Ms. Knox’ initial date of employment, 25% of the shares on the one year anniversary of the vesting commencement date and as to 1/48 of the shares monthly thereafter.

Aggregate Option Exercises in Fiscal Year 2004 and Year-End Option Values

     The following table sets forth information regarding option exercises by the Named Executive Officers in the fiscal year ended March 28, 2004, and unexercised stock options held by the Named Executive Officers as of March 28, 2004.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at March 28, 2004(1)		at March 28, 2004(2)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Alison L. May	0	0	296,151	0	2,224,272	0
Hilary Billings	0	0	180,338	0	1,108,076	0
John W. Roberts	0	0	20,347	13,439	119,248	0
Kristine N. Dang	0	0	21,286	13,439	117,038	0
Eric C. Wong	0	0	18,639	13,439	122,016	0
Pamela A. Knox	10,674	62,111	0	0	0	0

(1)	All options granted prior to our initial public offering are early exercisable, and when and if exercised, will be subject to a repurchase right held by RedEnvelope, Inc., which right lapses in accordance with the vesting schedules for the option grants.

(2)	Value is based on the $9.15 per share closing price of our common stock on the Nasdaq Stock Market on Friday, March 26, 2004, the last trading day of fiscal year 2004, less the exercise price. The last day of our fiscal year was Sunday, March 28, 2004.

Indemnification Agreements

     RedEnvelope has entered into indemnification agreements with its officers and directors containing provisions that may require RedEnvelope, among other things, to indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct and other than as limited by Delaware law) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Employment Agreements and Change-of-Control Arrangements

     Alison L. May’s employment offer letter dated May 12, 2002 provides that she will receive severance payments equal to twelve months of her then current base salary, paid ratably over a twelve month period, and twelve months of continued health coverage in the event her employment is constructively terminated or terminated other than for cause and provided that she signs our standard general release of any claims against RedEnvelope and resigns from all positions with RedEnvelope. In addition, her option to purchase our common stock may be exercised by delivering full recourse five-year term promissory note and upon a change of control of RedEnvelope twenty-five percent (25%) of the then unvested shares held by Ms. May shall immediately vest. Under the Sarbanes-Oxley Act of 2002, we may not be able to permit Ms. May to exercise her option by delivering a promissory note pursuant to her offer letter while she is a director or executive officer of RedEnvelope.

     Hilary Billings’ letter agreement dated April 10, 2002 provided that in the event of a change in control of RedEnvelope, twenty-five percent (25%) of Ms. Billings’ then unvested options or shares would become immediately vested. If Ms. Billings’ employment terminated other than for cause within the twelve months following a change of control of RedEnvelope, then an additional twenty-five percent (25%) of her remaining unvested options or shares would become immediately vested. In addition, in the event that Ms. Billings’ employment was constructively terminated or terminated other than for cause, she would receive severance payments equal to twelve months of her then current base salary, paid ratably over a twelve month period and twelve months of continued health coverage, provided that she signed our standard general release of all claims and resigned from all positions with RedEnvelope. Finally, Ms. Billings’ options provide that she may exercise them by delivering to us a full-recourse, five-year term promissory note, and she has three years from the date of the termination of her employment with RedEnvelope to exercise her options.

     Ms. Billings’ employment with RedEnvelope terminated on March 28, 2004. In connection therewith, Ms. Billings executed our general release of all claims which provides that Ms. Billings severance benefits provided to her pursuant to her letter agreement shall be $300,000 paid in a lump sum on the effective date of the release.

     On April 9, 2004, RedEnvelope entered into a Consulting Agreement with Ms. Billings whereby we agreed to pay Ms. Billings a non-refundable retainer of $1,500 per week and $250 per hour for time spent by Ms. Billings providing consulting services to RedEnvelope in excess of four hours per week.

     John W. Roberts’ employment offer letter dated February 18, 2003 provides that he will receive severance payments totaling $44,250, paid ratably over a 3 month period, in the event his employment is terminated without cause and provided that he signs our standard general release of any claims against RedEnvelope.

     Options to purchase a total of 17,078, 18,786 and 19,725 shares of common stock held by Eric C. Wong, Mr. Roberts and Kristine Dang, respectively, provide for acceleration of 25% of the then unvested shares in the event of a change of control of the Company. Options to purchase a total of 15,000, 15,000 and 22,000 shares of common stock held by Mr. Wong, Mr. Roberts and Ms. Dang, respectively, provide for acceleration of 25% of the then unvested shares in the event of a change of control of the Company in the event that Mr. Wong, Mr. Roberts or Ms. Dang are terminated without cause or constructively terminated within 12 months following the change of control.

     Pamela Knox, our former Senior Vice President of Marketing, entered into an employment offer letter dated May 20, 2003 that provided that she would receive severance payments totaling $125,000, paid ratably over a six month period, and six months of continued health coverage in the event her employment was terminated without cause and provided that she signed our standard general release of any claims against RedEnvelope. Ms. Knox’s employment with RedEnvelope terminated on January 19, 2004. On March 3, 2004, Ms. Knox executed a Separation Agreement and General Release.

Director Compensation

     Each non-employee director receives an annual retainer fee of $10,000 per member, an additional $1,000 per member for every board meeting attended, an additional $500 per committee member for every committee meeting attended, and annual fees of $2,500 for the chairman of the audit committee and $1,500 for the chairman of the compensation committee. RedEnvelope reimburses its non-employee directors for their out-of-pocket expenses incurred in connection with attending board and committee meetings. Mr. Moritz has declined payment of any fees otherwise payable to him for his services as Chairman of the Board, or as a member of the Board or any Committee thereof.

     RedEnvelope has also granted, and expects to continue to grant, directors options to purchase shares of RedEnvelope’s common stock. Employee directors are eligible to participate in our 1999 Stock Plan and are eligible to participate in our 2003 Employee Stock Purchase Plan. Non-employee directors are eligible to participate in our 1999 Stock Plan and our 2003 Directors’ Stock Option Plan.

     Under the 2003 Directors’ Stock Option Plan, each non-employee director who first becomes a non-employee director receives an automatic initial grant of an option to purchase 40,000 shares of our common stock upon appointment or election. Initial grants to non-employee directors will vest and become exercisable as to 25% of the shares subject to the option on each of the first four anniversaries of the date of grant. The 2003 Directors’ Stock Option Plan also provides for annual grants, on the date of each annual meeting of our stockholders, to each non-employee director who has served on our Board of Directors for at least six months and who will continue to serve on our Board of Directors thereafter. The annual grant to non-employee directors (other than our non-employee Chairman of the Board) will be an option to purchase 10,000 shares of common stock and the annual grant to any non-employee Chairman of the Board will be an option to purchase 20,000 shares. All annual option grants will vest and become exercisable as to 100% of shares subject to the option on the first anniversary of the date of grant. The exercise price of all stock options granted under the 2003 Directors’ Stock Option Plan shall be equal to the fair market value of a share of our common stock on the date of grant of the option.

     Specifically, by virtue of his being appointed as Chairman of the Board, Mr. Moritz was to be granted an option to purchase 8,536 shares of common stock. At Mr. Moritz’ request, his option was instead granted to funds affiliated with Sequoia Capital. As a result, on April 11 2003, funds affiliated with Sequoia Capital were granted options to purchase an aggregate of 8,536 shares of common stock at an exercise price of $2.22 per share. These options were fully vested upon grant. It is currently anticipated that any future grants otherwise issuable to Mr. Moritz in his capacity as a board member or Chairman of the Board will be issued instead to funds affiliated with Sequoia Capital. On October 3, 2003, each of Karen Edwards, who was appointed as a director of RedEnvelope on that date, and Daniel R. Lyle were granted options to purchase 40,000 shares of common stock at an exercise price of $14.01 per share. These options vest and become exercisable at a rate of 25% of the shares subject to the option on each annual anniversary of October 3, 2003, subject to the continued service as a director of RedEnvelope by Ms. Edwards and Mr. Lyle, respectively. In addition, on January 29, 2004, RedEnvelope granted an option to purchase 40,000 shares of common stock to Michael E. Dunn at an exercise price of $10.17 per share. The option vests and becomes exercisable at a rate of 25% of the shares subject to the option on each annual anniversary of January 29, 2004, subject to the continued service by Mr. Dunn as a director of RedEnvelope.

Compensation Committee Interlocks and Insider Participation

     No interlocking relationship exists, or in the past fiscal year has existed, between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following tables set forth certain information known to RedEnvelope with respect to beneficial ownership of our common stock as of the close of business on July 9, 2004 (or earlier date for information based on filings with the Securities and Exchange Commission) by:

(i) each person known by RedEnvelope to be the beneficial owner of more than 5% of our common stock,

(ii) each of our directors and director-nominees,

(iii) the Named Executive Officers, and

(iv) all current directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Except as otherwise indicated, each person or entity has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. The number of shares outstanding used in calculating the percentages for a person in the table below includes the shares underlying options held by such person that are exercisable within 60 days of July 9, 2004. Percentage of beneficial ownership is based on 8,730,540 shares outstanding as of July 9, 2004.

		Percentage of
	Number of	Total Shares
	Outstanding Shares	Beneficially
Name and Address of Beneficial Owner(1)	Beneficially Owned	Owned
5% Stockholders:
Sequoia Capital(2)	1,021,736	11.7%
3000 Sand Hill Road, Suite 4-180
Menlo Park, CA 94025
Moussenvelope, L.L.C.(3)	787,067	9.0%
9 West 57th Street
Suite 4605
New York, NY 10019
Galloway Group(4)	774,205	8.9%
42 W. 15th Street, #2
New York, NY 10011
Executive Officers and Directors:

		Percentage of
	Number of	Total Shares
	Outstanding Shares	Beneficially
Name and Address of Beneficial Owner(1)	Beneficially Owned	Owned
Alison L. May(5)	299,151	3.4%
Hilary Billings(6)	53,686	*
Kristine N. Dang(7)	37,250	*
John W. Roberts(8)	21,910	*
Eric C. Wong(9)	20,202	*
Pamela A. Knox	0	*
Michael Moritz(2)	1,021,736	11.7%
Michael E. Dunn(10)	14,794	*
Karen Edwards	0	*
Scott Galloway(11)	232,945	2.7%
Charles Heilbronn(3)	787,067	9.0%
Daniel R. Lyle(12)	2,500	*
All current directors and executive officers as a group (12 persons)(13)	2,454,047	28.1%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o RedEnvelope, Inc., 201 Spear Street, 3rd Floor, San Francisco, CA 94105.

(2)	This information is derived from this stockholder’s Schedule 13G filed with the SEC on December 31, 2003. 385,037 shares of which are directly held by Sequoia Capital IX (“SC IX”), 59,264 shares are directly held by Sequoia Capital Entrepreneurs Fund (“SCEF”), 71,067 shares are directly held by Sequoia Capital IX Principals Fund (“SC IX PF”), SC IX Management, LLC (“SC IX LLC”) is the General Partner of SC IX and SCEF, and the Managing Member SC IX PF. 452,825 of such shares are directly held by Sequoia Capital Franchise Fund, L.P. (“SCFF”) and 53,543 shares are directly held by Sequoia Capital Franchise Partners, L.P. (“SCFP”). SCFF Management, LLC (“SCFF LLC”) is the General Partner of SCFF and SCFP. Mr. Moritz is a Managing Member of SC IX LLC and SCFF LLC. Mr. Moritz disclaims beneficial ownership of all such shares except to the extent of his individual pecuniary interest therein.

(3)	This information is derived from this stockholder’s Schedule 13G and Form 4 filed with the SEC on December 31, 2003 and May 25, 2004, respectively. The shares of common stock are held directly by Moussenvelope, L.L.C., (“Moussenvelope”). Moussescapade, L.P., a Cayman Islands limited partnership (“Moussescapade”), is the sole member of Moussenvelope. Moussescribe, a Cayman Islands company (“Moussescribe” and, together with Moussenvelope and Moussescapade, the “Mousse Entities”), is the General Partner of Moussescapade. Mr. Charles Heilbronn is sole owner and president of Moussescribe. Mr. Heilbronn is also a member of the Board. Mr. Heilbronn and the other filers disclaim any beneficial ownership of the shares of Common Stock held by Moussenvelope except to the extent of their pecuniary interest.

(4)	This information is derived from the Schedule 13D filed by Scott Galloway, R. Ian Chaplin, Martin McClanan and Michael L. Meyer (the “Galloway Group”) with the SEC on June 23, 2004, as amended on July 12, 2004.

(5)	Includes 3,000 and 296,151 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004, of which 172,754 are vested at that time.

(6)	Includes 53,686 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(7)	Includes 13,672 and 23,578 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004, of which 15,703 are vested at that time.

(8)	Includes 21,910 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004, of which 9,528 are vested at that time.

(9)	Includes 20,202 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004, of which 9,482 are vested at that time.

(10)	Includes 13,514 and 1,280 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004, of which 586 are vested at that time.

(11)	This information is derived from the Form 13G filed by the Galloway Group with the SEC on June 23, 2004, as amended on July 12, 2004. This information does not include the shares beneficially owned by the other members of the Galloway Group, as reported on the Form 13G, as amended.

(12)	This information is derived from this stockholder’s Form 4 filed with the SEC on May 17, 2004.

(13)	Please see footnotes (2)-(3), (5) and (7)-(12). Also includes 16,492 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004, of which 10,015 are vested at that time.

Equity Compensation Plan Information

     The following table summarizes our equity compensation plan information as of March 28, 2004 with respect to outstanding awards and shares remaining available for issuance under the Company’s existing equity compensation plans. Information is included in the table as to common stock that may be issued pursuant to the Company’s equity compensation plans.

Number of
securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan category	and rights	and rights	for future issuance
Equity compensation plans approved by security holders (1)	1,188,244	$6.09	1,462,899 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,188,244	$6.09	1,462,899 (2)

(1)	These plans include our 1999 Stock Plan, 2003 Directors’ Stock Option Plan and 2003 Employee Stock Purchase Plan.

(2)	The 1999 Stock Plan provides for an annual increase on the first day of each of the Company’s fiscal years beginning in each of 2005 through 2009 equal to the lesser of (a) 426,985 shares, (b) 4% of the shares outstanding on the last day of the immediately preceding fiscal year, or

(c) such lesser number of shares as the Board shall determine; provided however that the maximum number of shares that may be added in any year pursuant to this sentence shall not result in the 1999 Plan’s having available for issuance an aggregate number of shares that exceeds 4% of the fully diluted shares of outstanding common stock as of the last day of the immediately preceding fiscal year. The 2003 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the 2003 Employee Stock Purchase Plan on the first day of each of the Company’s fiscal years 2005, 2006, 2007, 2008 and 2009, equal to the lesser of 1% of the outstanding shares of our common stock on the first day of the applicable fiscal year, 106,746 shares or another amount as the board may determine.

Item 13. Certain Relationships and Related Transactions

     Edward Schmults’ employment offer letter dated April 22, 2004 provides that he will receive severance payments totaling $125,000, paid ratably over a 6 month period, in the event his employment is terminated without cause and provided that he signs our standard general release of any claims against RedEnvelope.

     Christopher Nordquist’s employment offer letter dated October 7, 2003 provides that he will receive severance payments totaling $124,995, paid ratably over a 6 month period, in the event his employment is terminated without cause and provided that he signs our standard general release of any claims against RedEnvelope.

Item 14. Principal Accountant Fees and Services

     The aggregate fees billed by Deloitte & Touche LLP for the indicated services performed during the fiscal years 2004 and 2003 were as follows:

	Fiscal 2004	Fiscal 2003
Audit Fees(1)	$150,000	$147,000
Audit-Related Fees(2)	$7,500	$300,000
Tax Fees(3)	$28,860	$65,090
All Other Fees

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of RedEnvelope’s annual financial statements, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RedEnvelope’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of RedEnvelope’s financial statements and are not reported under “Audit Fees.” In fiscal year 2004, these fees included fees for Sarbanes-Oxley readiness services. In fiscal year 2003, these fees included fees for assurance and related services in connection with RedEnvelope’s initial public offering.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

     The Audit Committee has considered, and believes that, the non-audit services provided by Deloitte & Touche LLP as described above are compatible with maintaining Deloitte & Touche LLP’s independence as RedEnvelope’s independent registered public accounting firm.

     The Audit Committee is responsible for pre-approving all audit services and permitted non-audit services not prohibited by law to be performed by RedEnvelope’s independent registered public accounting firm and associated fees. The Audit Committee has the authority to delegate to one or more members of the committee the authority to grant such pre-approvals, provided that such decisions are presented to the full Audit Committee at regularly scheduled meetings.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on July 26, 2004.

REDENVELOPE, INC.
By:	/s/ ERIC C. WONG
Eric C. Wong
Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
* Michael Moritz	Chairman of the Board	July 26, 2004

/s/ ALISON L. MAY Alison L. May	Director, President and Chief Executive Officer (Principal Executive Officer)	July 26, 2004

/s/ ERIC C. WONG Eric C. Wong	Chief Financial Officer (Principal Financial and Accounting Officer)	July 26, 2004

* Michael Dunn	Director	July 26, 2004

* Karen Edwards	Director	July 26, 2004

Scott Galloway	Director

* Charles Heilbronn	Director	July 26, 2004

* Daniel R. Lyle	Director	July 26, 2004

*By:	/s/ ERIC C. WONG Eric C. Wong Attorney-in-fact

EXHIBIT INDEX

Number	Description
31.1	Alison May’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Eric Wong’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.