Form 10-Q
period 2004-06-27
REDENVELOPE INC
filed 2004-08-11
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-50387

RedEnvelope, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0844285
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 8,731,215 as of July 25, 2004.

REDENVELOPE, INC.
REPORT ON FORM 10-Q
For the Quarter Ended June 27, 2004

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

REDENVELOPE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 27,	March 28,	June 29,
	2004	2004	2003
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,667	$18,409	$4,748
Short-term investments	10,495	6,971	—
Accounts receivable, net	849	1,055	407
Inventory	8,275	9,609	7,095
Prepaid catalog costs, other current assets and restricted cash	1,792	2,037	1,232

Total current assets	40,078	38,081	13,482
Property and equipment, net	6,236	4,746	3,926
Long-term investments	—	1,844	—
Other assets and restricted cash	471	505	1,384

Total assets	$46,785	$45,176	$18,792

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$7,700	$5,539	$4,699
Accrued expenses and other current liabilities	3,228	2,706	1,840
Accrued compensation	1,215	1,602	627
Capital lease obligations, current	597	596	654

Total current liabilities	12,740	10,443	7,820
Capital lease obligations, long-term	671	816	980

Total liabilities	13,411	11,259	8,800

Commitments and contingencies
Mandatorily redeemable convertible preferred stock	—	—	82,556
Stockholders’ equity (deficit):
Series A preferred stock, $0.01 par value; 2,000,000 shares authorized, none, none, and 0.6 million issued and outstanding as of June 27, 2004, March 28, 2004 and June 29, 2003, respectively	—	—	953
Common stock, $0.01 par value; 100 million shares authorized; 8.7 million, 8.5 million, and 0.3 million issued and outstanding as of June 27, 2004, March 28, 2004, and June 29, 2003, respectively	88	86	4
Additional paid-in capital	113,011	112,728	2,030
Deferred compensation	(71)	(197)	(766)
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(79,604)	(78,652)	(74,741)
Accumulated other comprehensive loss	(6)	(4)	—

Total stockholders’ equity/(deficit)	33,374	33,917	(72,564)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity/(deficit)	$46,785	$45,176	$18,792

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	June 27,	June 29,
	2004	2003
	(In thousands, except for per share data)
Net revenues	$21,131	$17,721
Cost of sales	9,899	9,050

Gross profit	11,232	8,671

Operating expenses:
Fulfillment	3,321	2,713
Marketing	4,944	3,747
General and administrative	3,915	3,269

Total operating expenses	12,180	9,729

Loss from operations	(948)	(1,058)
Interest income	75	10
Interest expense	(79)	(169)

Net loss	$(952)	$(1,217)

Net loss per share — basic and diluted	$(0.11)	$(3.52)
Weighted average shares outstanding — basic and diluted	8,635	346

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	June 27,	June 29,
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(952)	$(1,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	618	652
Amortization of deferred stock compensation	7	28
Other non-cash charges	59	—
Issuance of stock for services rendered	—	9
Changes in current assets and liabilities:
Accounts receivable	206	(121)
Inventory	1,334	2,621
Other assets	245	355
Accounts payable	2,161	(1,258)
Accrued expenses and other current liabilities	115	301

Net cash provided by operating activities	3,793	1,370

Cash Flows From Investing Activities:
Maturities of investments	6,089	—
Purchase of investments	(7,772)	—
Purchase of property and equipment	(2,117)	(116)

Net cash used in investing activities	(3,800)	(116)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options and warrants	410	67
Principal payments on capital lease obligations	(145)	(141)
Repayment of loan	—	(1,123)
Payment of loan costs and other	—	(306)

Net cash provided (used) by financing activities	265	(1,503)

Net increase (decrease) in cash and cash equivalents	258	(249)
Cash and cash equivalents at beginning of period	18,409	4,997

Cash and cash equivalents at end of period	$18,667	$4,748

Supplemental Cash Flow Information:
Cash paid for interest	$39	$66

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Financial Statements — Basis of Presentation

     The accompanying unaudited financial statements include the accounts of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”). The condensed balance sheets as of June 27, 2004 and June 29, 2003, the condensed statements of operations for the thirteen-week periods ended June 27, 2004 and June 29, 2003, and the condensed statements of cash flows for the thirteen-week periods ended June 27, 2004 and June 29, 2003 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week periods then ended. The balance sheet at March 28, 2004, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10K, for the fiscal year ended March 28, 2004.

     Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the condensed financial statements and notes thereto included in the Company’s Annual Report on Form 10K, for the fiscal year ended March 28, 2004. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

     The results of operations for the thirteen weeks ended June 27, 2004 are not necessarily indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

     Our fiscal year ends on the Sunday closest to March 31, resulting in a 52 or 53 week year. Fiscal 2004 ended on March 28, 2004 and was 52 weeks long. Fiscal 2005 will end on April 3, 2005 and will be 53 weeks long. We report our interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters is thirteen weeks long, ending on the Sunday closest to the calendar quarter end, with the fourth fiscal quarter covering the remaining part of the fiscal year.

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

     Stock Based Compensation — The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). Under APB No. 25, compensation cost is recognized based on the difference, if any, between the fair market value of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. Equity instruments issued to non-employees are accounted for in accordance with the provision of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

     The following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to all our employee stock compensation arrangements:

	Thirteen Weeks Ended
	June 27,	June 29,
	2004	2003
	(In thousands, except per share data)
Net loss — as reported	$(952)	$(1,217)
Stock-based employee compensation included in reported net loss	7	39
Stock-based compensation expense determined under fair value base method	(144)	(113)

Pro forma net loss	$(1,089)	$(1,291)

Basic and diluted loss per share:
As reported	$(0.11)	$(3.52)
Pro forma	$(0.13)	$(3.73)

     Loss Per Share — For the thirteen weeks ended June 27, 2004 and June 29, 2003, basic net loss per share equals diluted net loss per share because the effect of stock options, unvested shares and warrants outstanding would have been antidilutive. The number of antidilutive stock options, unvested shares, and warrants excluded from the calculation for the thirteen weeks ended June 27, 2004 and June 29, 2003, were approximately 1.1 million and 1.0 million, respectively.

     For the thirteen weeks ended June 29, 2003, the effect of convertible preferred stock was excluded from the computation of loss per share, as the effect was antidilutive. The weighted average shares of common stock issuable from conversion of convertible preferred stock was approximately 6.0 million.

     Comprehensive Loss — Total comprehensive loss for the period ended June 27, 2004 totalled $958 thousand. Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive loss for the period ended June 27, 2004 is comprised of unrealized losses of $6 thousand on marketable securities categorized as available-for-sale.

     New Accounting Pronouncements — In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires instruments that are mandatorily redeemable, among other financial instruments, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date or upon an event that is certain to occur, be classified as liabilities. The adoption of this statement during fiscal 2004 did not have an impact on the Company’s financial statements.

     In December 2003, the Financial Accounting Standards Board published a revision to Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (hereafter referred to as “FIN 46R”) to clarify some of the provision of FIN 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interest in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not have any impact on our operating results or financial position as we do not have any variable interest entities.

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The guidance is effective for periods ending after June 15, 2004. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

3. Investments

     Short-term investments consist of government securities and corporate bonds both with maturities beyond three months but less than one year. Long term investments consist of corporate bonds with maturities of one year or longer.

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

     Available-for-sale investments at June 27, 2004 were as follows (in thousands):

Corporate bonds and auction preferred stock (short-term)	$7,235
Government securities (short-term)	3,260

Total available-for-sale investments	$10,495

     There were no gross realized gains or losses the thirteen weeks ended June 27, 2004 and the gross realized gains or losses for the thirteen weeks ended June 29, 2003 were immaterial.

     The contractual maturity of all available-for-sale investments was less than one year at June 27, 2004.

4. Borrowing Arrangements

     The Company has a line of credit from CapitalSource Finance LLC. Per the terms of this agreement, CapitalSource Finance LLC has made available to the Company a credit facility under a revolving promissory note with a maximum principal amount of $11.0 million, subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time. Amounts borrowed under this line of credit bear interest at rates equal to the greater of 9.5% or the prime lending rate plus 5.75%, for advances up to a fluctuating base amount, and equal to the greater of 11.5% or the prime lending rate plus 7.75% for advances in excess of that base amount. Amounts borrowed under this line of credit are secured by substantially all of the Company’s assets. The line of credit agreement provides for certain events of default, sets forth a number of affirmative and negative covenants to which the Company must adhere and expires on April 15, 2006. The Company must pay an unused line fee of up to $0.05 million per year, which is payable monthly, based on the unused portion of the loan commitment. The Company has borrowed funds under this credit facility from time to time and periodically repaid such borrowings with available cash. There were no borrowings outstanding during the quarter ended June 27, 2004.

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

     The credit agreement requires us to pay and deliver all collections to an account over which CapitalSource Finance LLC has sole control. When we borrow under the credit agreement, the borrowings are repaid through the funds in this account. Under the terms of the Second Amendment, if the Company is not borrowing, this account will not be utilized. As a result, funds settled from our net revenues will be deposited directly into our bank account as long as no amounts are outstanding under the credit agreement.

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

     As of June 27, 2004, the Company did not have an outstanding balance under this credit facility.

5. Commitment

     In July 2004, the Company entered into an operating lease agreement for 28,000 square feet of office space for our headquarters in San Francisco, California. The lease term is five years with one option to extend for additional two years and another option to extend for an additional five years. The monthly lease commitment is approximately $52 thousand which is approximately the same as the current office lease amount which expires in September 2004.

6. Legal Proceedings

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

Forward-Looking Statements

     This report, together with the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations and involve risks and uncertainties. Any statements contained in this report that are not purely statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements may include but are not limited to statements regarding our future operations and enhancements, product offerings, business, financial condition, results of operations and prospects. Additionally, statements concerning possible changes in applicable rules or legislation are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimate,” “may,” “should,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All forward-looking statements in this report are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Actual results and the timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in this report under “Factors That May Affect Future Results,” and elsewhere in this report, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

     During the first quarter of fiscal 2005, we continued our efforts around our three strategic initiatives for fiscal 2005: improving the operational execution throughout our supply chain including our fulfillment center, expanding our marketing campaigns and continued development and expansion of our unique and proprietary product assortments. While the benefits from these initiatives are currently anticipated to occur over the remaining quarters, we believe these investments in our business are vital to support the future growth of the Company.

     Our net revenues increased 19.2% from the first quarter of fiscal 2004 to $21.1 million in the first quarter of fiscal 2005. Gross margins in the first quarter of fiscal 2005 increased to 53.2% from 48.9% in first quarter of fiscal 2004. Net loss as a percentage of net revenues decreased from (6.8%) in the first quarter of fiscal 2004 to (4.5%) in the first quarter of fiscal 2005.

     We also continued to emphasize improving our order fulfillment rates at our fulfillment center. Based on internal quality control sampling, we processed orders during the Mother’s Day and Father’s Day events with approximately 99% accuracy. We were able to offer one-day turnaround time for personalized orders during these events. To further enhance our operational execution, we continued our projects related to a new warehouse management system and investment into our materials handling processing. As a result of the projects, certain team members at the fulfillment center were required to participate in the development and implementation efforts. Consequentially, we incurred more seasonal labor costs. If we are unable to improve the performance of the fulfillment process at our fulfillment center, we may incur additional labor and shipping costs, fail to satisfy demand for our products or experience customer dissatisfaction, any of which could have an adverse affect on our business, financial condition, and operating results. Achieving operational effectiveness at times of peak demand will continue to be a critical area of management focus.

     During the quarter, we increased our marketing efforts to acquire customers primarily through our catalog campaigns. As a result, our revenues from existing customers decreased slightly to 52% in the first quarter of fiscal 2005 from 55% in the first quarter of fiscal 2004. Our internal database of customer names (customers who have purchased from the Company in the past) increased to approximately 1.9 million, with approximately 0.1 million new customers names added in the first quarter of fiscal 2005. We intend to increase loyalty from existing customers by offering unique and innovative products, helpful and knowledgeable customer service, accurate fulfillment rates and targeted marketing programs.

     Our merchandising strategy continues to emphasize the development of unique products that are difficult to find elsewhere in the marketplace. For each of Mother’s Day and Father’s Day, 35% of our top 20 best sellers were designed in-house. We also offered a growing number of products that are exclusive to the Company. For Mother’s Day and Father’s Day 65% and 80%, respectively, of our top 20 best sellers were exclusive to the Company.

     Although we are committed to our strategic initiatives, there are inherent risks associated with our business that may present challenges for us in the future and could prevent us from achieving intended revenue growth, scalability and increased efficiencies. We have outlined currently identified risks within the “Factors That May Affect Future Results” section of this report. In addition, the following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited financial statements and the notes thereto.

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

     Revenue recognition. We derive our revenues from merchandise sales made to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer and any payments received prior to the estimated date of receipt of the goods by the customer are deferred. We use our third-party freight carrier information to estimate when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Significant management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. In particular, our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $0.4 million, $0.2 million and $0.2 million as of June 27, 2004, March 28, 2004 and June 29, 2003, respectively.

     Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs and the cost of gift wrap, are included in cost of sales. Handling costs, which include fees paid to our former third-party fulfillment service provider as well as distribution center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the thirteen weeks ended June 27, 2004 and June 29, 2003 were $1.2 million and $1.1 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or to operating expenses, resulting in higher gross profit.

     Inventory. Inventories are stated at the lower of cost or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific provisions are recorded in the event the cost of the inventory exceeds the fair market value. In addition, we estimate a reserve for expected inventory shrinkage based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at fiscal year-end based on the results of our physical inventory count. The obsolescence reserve was $0.6 million, $0.3 million and $0.7 million as of June 27, 2004, March 28, 2004 and June 29, 2003, respectively.

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

     In fiscal 2000, we granted approximately 0.4 million options to employees at an exercise price that was less than the fair market value of our stock on the date of grant. We recorded $1.8 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards. We recorded amortization expense of $39,000 for the thirteen weeks ended June 29, 2003, which is included in general and administrative expenses in the statements of operations. There was no amortization expense recorded during the quarter ended June 27, 2004.

     In fiscal 2004, we granted approximately 0.3 million options to employees at an exercise price that was less than the fair market value of our stock on the date of grant. We recorded $0.7 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards. We recorded amortization expense of $7,000 for the thirteen weeks ended June 27, 2004, which is included in general and administrative expenses in the statements of operations.

Results of Operations

     The following table sets forth our statements of operations data for the thirteen weeks ended June 27, 2004 and June 29, 2003, respectively, expressed as a percentage of net revenues.

	Thirteen Weeks
	June 27,	June 29,
	2004	2003
Statements of Operation Data:
Net revenues	100.0%	100.0%
Cost of sales	46.8	51.1

Gross profit	53.2	48.9
Operating expenses:
Fulfillment	15.7	15.3
Marketing	23.4	21.1
General and administrative	18.5	18.4

Total operating expenses	57.6	54.8
Loss from operations	(4.4)	(5.9)
Interest income	0.3	0.1
Interest expense	(0.4)	(1.0)

Net loss	(4.5)%	(6.8)%

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

     Net revenues were $21.1 million and $17.7 million for the thirteen weeks ended June 27, 2004 and June 29, 2003, respectively, representing a 19.2% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns. Online revenues, through search, portals, and affiliates, grew 20.8% over the same quarter in the prior year. Revenues from customers who receive our catalogs grew 29.0% over the first quarter of fiscal 2004. During the first quarter of fiscal 2005, we increased our catalog circulation by approximately 1.1 million catalogs, or 22.6%. The number of orders increased by approximately 14.8% over the first quarter of fiscal 2004, primarily as a result of the increased catalog circulation. Net revenues per order increased by approximately 3.9% over the first quarter of fiscal 2004 due to increased customer demand for some of the higher priced items within our home, children and women’s accessories product categories. In August of 2003, we changed the delivery charge for standard ground delivery to a flat rate regardless of order value. As a result, our shipping revenues decreased in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Our customer base increased from approximately 1.8 million at the end of fiscal 2004 to approximately 1.9 million at the end of the first quarter of fiscal 2005.

     Cost of Sales

     Cost of sales consists of the cost of the product sold, inbound and outbound freight and gift-wrap expense. Shipping costs, which include inbound and outbound freight, and the cost of gift wrap are also included in cost of sales. Handling costs, which include fees paid to our former third-party fulfillment service provider and fulfillment center expenses, are included in operating expenses — fulfillment.

     Cost of sales were $9.9 million and $9.1 million for the thirteen weeks ended June 27, 2004 and June 29, 2003, respectively, representing 46.8% and 51.1% of net revenues respectively. The 9.4% increase in costs of sales was mainly attributable to the 19.2% increase in net revenues. The decrease in cost of sales as a percentage of net revenues was primarily attributable to higher average product margins resulting from an increase in overseas product sourcing, which typically has lower product costs.

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

     Fulfillment expenses were $3.3 million and $2.7 million for the thirteen weeks ended June 27, 2004 and June 29, 2003, respectively, representing 15.7% and 15.3% of net revenues, respectively. The increase in dollars and percentage of net revenues was primarily attributable to the 14.8% increase in the number of orders. In addition, we incurred certain preparation and training costs related to our new warehouse management systems and the revision of certain materials handling processes at the fulfillment center in connection with our initiative to improve the operational execution throughout our supply chain. As a result of improved order fulfillment rates, our customer service center was able to focus on phone calls for order placing and less resources were needed for phone calls associated with order fulfillment inaccuracies. In addition, our return rates in the first quarter of fiscal 2005 improved compared to the first quarter of fiscal 2004.

     We are in the process of revising certain materials handling processes and implementing new warehouse management software, which we believe will allow us to better manage our fulfillment operations and scale our business. If we are unable to improve the performance of the fulfillment process at our distribution center or if our planned modifications cost more than we anticipate, our operating results could be materially harmed.

     Marketing. Marketing expenses consist primarily of online and catalog programs as well as advertising, public relations, and other promotional expenditures.

     Marketing expenses were $4.9 million and $3.7 million for the thirteen weeks ended June 27, 2004 and June 29, 2003, respectively, representing 23.4% and 21.1% of net revenues, respectively. The increase in dollars and percentage of net revenues was primarily due to additional spending in our online and catalog advertising campaigns. During the first quarter of fiscal 2005, we increased our catalog circulation by approximately 1.1 million catalogs, or 22.6%, over the first quarter of fiscal 2004. Currently, we plan on increasing the circulation of our Basics and Fall catalogs for the next fiscal quarter. In addition, we incurred costs related to marketing studies and agency fees related to our upcoming advertising campaigns. These costs were incurred in advance of the expected revenue stream from our advertising campaigns.

     In addition, we plan to increase our marketing through print and outdoor advertising campaigns. As a result, we anticipate the costs of marketing to increase compared to the prior fiscal year. The print and outdoor advertising campaigns are expected to begin in the second half of our 2005 fiscal year. In addition, the costs to develop these marketing campaigns will be made in advance of the expected revenue stream. We are also currently developing a catalog for corporate gift-giving that includes specific products and creative marketing designed for the corporate customer. If we are unsuccessful in generating sufficient revenues through these marketing vehicles, our operating results could be adversely affected.

     General and Administrative. General and administrative expenses consist of wages and benefits for our administrative employees, located primarily at our corporate office. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.

     General and administrative expenses were $3.9 million and $3.3 million for the thirteen weeks ended June 27, 2004 and June 29, 2003, respectively, representing 18.5% and 18.4% of net revenues, respectively. The increase was primarily due to training and consulting fees related to our software and systems implementations projects, personnel related costs and the costs associated with being a publicly-held company. The planned implementation of new software systems in fiscal year 2005 will result in additional depreciation expense. We also currently plan on increasing our general and administrative employee headcount (i.e., employees other than fulfillment and customer service employees) in order to support future business needs, which will add to general and administrative expenses. Also, the compliance requirements associated with being a public company will likely increase our accounting and legal expenses. In addition, we currently anticipate incurring additional costs, such as legal and proxy solicitation fees, related to our 2004 Annual Meeting and Proxy. As a result of the solicitation of proxies by a group of stockholders, the Company’s expenses related to its solicitation of proxies will exceed those normally spent for an annual meeting.

     Other Income and Expenses

     Interest Income. Interest income was $0.07 million and $0.01 million in the thirteen weeks ended June 27, 2004 and June 29, 2003 respectively. The increase is primarily due to higher average cash balances and slightly higher interest rates.

     Interest Expense. Interest expense was $0.08 million and $0.2 million in the thirteen weeks ended June 27, 2004 and June 29, 2003, respectively. The decrease is primarily attributable to lower amounts of debt outstanding.

     Liquidity and Capital Resources

     We have funded our operations primarily through private sales of equity securities, borrowings, and the completion of our initial public offering which resulted in net offering proceeds of approximately $29.0 million. Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer holiday spending. As a result, our cash balances are seasonal in nature, with the third fiscal quarter representing a significantly higher level of cash than other periods. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December. In addition to our current cash balances on-hand, we have an $11.0 million revolving credit facility which allows us to borrow funds for working capital purposes, subject to certain provisions.

     Cash Flows From Operating Activities — Net cash flows provided by operating activities were $3.8 million and $1.4 million for thirteen weeks ended June 27, 2004 and June 29, 2003 respectively. In the first quarter of fiscal 2005, net cash provided by operating activities increased by $2.4 million from the first quarter of fiscal 2004, resulting primarily from changes in working capital and lower net loss. Specifically, there was an increase in our accounts payable and a decrease in our merchandise inventories. This was primarily due to the timing of seasonal inventory receipts and payable disbursements.

     Cash Flows From Investing Activities — Net cash flows used in investing activities were ($3.8) million and ($0.1) million for thirteen weeks ended June 27, 2004 and June 29, 2003 respectively. Uses of cash flow from investing activities consisted of capital expenditures for property and equipment purchases and maturities of investments. Currently, we are planning capital expenditures for software systems to support our financial, warehouse management, and order management functions. We believe the implementation of these software systems will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These capital expenditures will result in an increase in our depreciation expense. For the thirteen weeks ended June 27, 2004, we have spent approximately $1.7 million for our warehouse management system, materials handling equipment, and order management system projects. We currently estimate spending between $1.0 million and $1.2 million over the remaining fiscal year 2005 on our warehouse management system, materials handling equipment, and order management system projects. Although we believe these estimates on expenditures to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater.

     Cash Flows From Financing Activities — Net cash flows provided by (used in) financing activities were $0.3 million and ($1.5) million for the thirteen weeks ended June 27, 2004 and June 29, 2003 respectively. For the first quarter of fiscal 2005, net cash flows from financing activities consisted of proceeds from the exercises of stock options which were slightly offset by payments for capital lease obligations.

     Revolving Credit Facility — We also have funds available of up to $11 million pursuant to our revolving credit facility with CapitalSource Finance LLC, which is described more fully in Note 4 to the financial statements contained in this report. Our ability to borrow under this credit facility is subject to compliance with its terms. At June 27, 2004, we had no borrowings under the revolving credit facility.

     On June 21, 2004, the Company amended the terms of its credit facility with CapitalSource Finance LLC. Under the terms of this Second Amendment, certain covenants for inventory ratios and capital expenditure limitations were eliminated. The minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant was modified, and quarterly minimum unrestricted cash balance levels were established. Further, under this Second Amendment, the EBITDA and minimum unrestricted cash balance covenants were modified such that they are not applicable unless borrowings are outstanding. CapitalSource Finance LLC previously has waived non-compliance with such covenants as of prior dates, be we can offer no assurance that they will do so in the future.

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

     In July 2004, we entered into an operating lease agreement for 28,000 square feet of office space for our headquarter in San Francisco, California. Our current headquarters lease expires in September 2004. The new monthly lease commitment is approximately the same as the current office lease amount.

     We believe that the cash currently on hand will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash generated from operations to fund operations and capital expenditures. We may, in the future, be required to raise funds through additional equity and /or debt financings to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

     We have a history of losses and we may continue to incur losses for the foreseeable future. As of June 27, 2004, our accumulated deficit was $79.6 million. We have not achieved profitability for a full fiscal year. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve profitability in the near future or at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an annual basis in the future. If we are unable to achieve profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

     Our fulfillment and distribution operation is located in leased facilities in Lockbourne, Ohio. Our agreement with the fulfillment services company that previously managed the fulfillment and distribution operations at the Lockbourne, Ohio facility expired in August 2003, at which point we assumed direct control of fulfillment and distribution operations. We have limited experience managing fulfillment and distribution operations, and we cannot assure you that we will be successful in this endeavor. We experienced significant difficulties managing the fulfillment and distribution operations during the 2003 holiday season, including difficulties in inventory management and timely gift personalization, and anticipated efficiencies from managing the distribution center ourselves did not materialize during that period. If we are unable to manage successfully our fulfillment and distribution operations and to meet our customers’ expectations regarding personalization, presentation and delivery, our operations and financial condition could be seriously harmed. Any difficulty in managing our fulfillment and distribution operations could require us to find one or more parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple distribution facilities. Further, we may need to expand or upgrade our distribution operations in the future to accommodate increases in customer orders, increased demand for personalized products or changes in available technology. If we fail to successfully manage, expand or make necessary upgrades to our fulfillment and distribution operations in a timely and cost-effective manner, it would have a material adverse effect on our business.

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

     We operate in a highly competitive environment. We principally compete with a variety of department stores, Internet retailers, specialty retailers and other catalog merchandisers that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. We currently or potentially compete with a variety of other companies, including:

•	other online retailers, such as Amazon.com

•	major department stores, such as Macy’s, Bloomingdale’s and Neiman Marcus

•	physical and online stores and catalog retailers that sell popular gift items such as Williams-Sonoma, Brookstone, The Sharper Image, Tiffany’s, Harry & David, J Crew, and 1-800-Flowers

•	Internet portals and online service providers that feature shopping services, such as AOL, Yahoo! and Lycos

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

     We are currently in the process of implementing certain system enhancements and upgrades, including a new warehouse management system, an order-entry system, an updated financial software package and software to enhance the features of our website. Also, we are in the process of modifying certain internal processes for the purpose of improving our productivity and making our operations more cost efficient. However, we cannot assure you that we will be successful in these efforts. Possible cost overruns in these implementation efforts may result in higher than anticipated capital expenditures and delays in or other problems arising out of these implementations could lead to customer dissatisfaction. If we do not successfully implement one or more of these intended upgrades or modified processes or if we do not achieve desired efficiencies or cost savings as a result of these changes or if attempts to enhance our website are unsuccessful or are not appealing to our customers, our business and operating results could be harmed, perhaps significantly.

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

     Our revenues depend on our ability to advertise and market our products effectively through the RedEnvelope catalog and our other advertising and marketing efforts. If we do not successfully advertise and market our products, our operating results will be seriously harmed. Increases in the cost of advertising and marketing, including paper and postage costs and the costs of complying with applicable regulations, may limit our ability to advertise and market our business without reducing our profitability. In addition, individuals are increasingly using software programs that block certain email marketing campaigns, and certain Federal and state laws and regulations may restrict our ability to effectively utilize email as a marketing tool. We are currently in the process of modifying our mix of advertising to include more print and outdoor advertising. If we decrease our advertising or marketing activities, if the effectiveness of such activities is diminished, due to increased costs, restrictions enacted by regulatory agencies or for any other reason or if our current advertising strategy does not yield anticipated results, our future operating results could be significantly harmed. We expect to increase spending on advertising and marketing in the future, and if such efforts do not produce a sufficient level of sales to cover their costs, it would harm our operating results.

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

Our current proxy contest will divert management and financial resources and could result in a substantial change in company management.

     Four of our stockholders have commenced a proxy contest seeking to have an opposing slate of directors elected to our Board at our upcoming stockholder meeting. This proxy contest is likely to be extremely costly and will require the attention of our senior management team, preventing them from focusing their full attention on our operations. Any diversion of our senior management personnel could have a detrimental effect on our operations. We currently anticipate that we will incur up to $250,000 in additional costs as a result of this proxy contest, which amount could increase significantly in the event that any litigation ensues. In addition, these stockholders may seek to have their proxy contest expenses, approximated at up to an additional $275,000, reimbursed by the Company, particularly if they are successful in their efforts. In the event that these stockholders are successful in having their opposing slate of directors elected, then the entire current Board of Directors, with the exception of Scott Galloway, would be replaced. Additionally, these stockholders have indicated that if they are successful in having their opposing slate of directors elected they will immediately replace the Company’s Chief Executive Officer. Such a wholesale change in leadership, particularly in advance of the Company’s holiday sales season, would likely be disruptive to the Company’s operations and could have a material adverse effect on the Company’s business and results of operations.

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

     Other parties may assert infringement or unfair competition claims against us. In the past, we have received notices from third parties alleging that our trademarks or product offerings infringe proprietary rights held by them. We have also in the past received claims and have been a defendant in a lawsuit alleging that our Internet marketing program and website operations infringe patents held by third parties. For additional information on this lawsuit, see Part II Item 1 — Legal Proceedings below. We may receive other similar notices from, or have lawsuits filed against us by, third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering popular products or operating our business as planned. If we are forced to defend against thirty-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third-party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

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

     We are subject to increasing regulation relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. California recently enacted a law that will require all commercial website operators that collect personal information about California residents to adopt and post a privacy policy that meets certain specified criteria. Any failure to comply with this new law could subject us to civil penalties, injunctions, and/or lawsuits. In addition, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would extend online privacy protections to adults. Moreover, proposed legislation in the United States and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages and may otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk We currently maintain a portfolio of fixed and variable rate investments consisting of cash equivalents and short-term marketable securities, which can be affected by changes in market interest rates. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”. Marketable securities are comprised of government securities and corporate bonds. We do not use derivative financial instruments in our investment portfolio. (See Note 3 of Notes to Financial Statements)

     All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments in marketable securities are considered short-term investments if maturities range over three months but less than one year, or long term investments if maturities are one year or longer.

     The following table lists our cash and cash equivalents, short-term investments and long-term investments at June 27, 2004:

June 27, 2004
(In thousands)
Cash and cash equivalents	$18,667
Short-term investments	10,495

Total	$29,162

     If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.

     Foreign Currency Risk We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. As of June 27, 2004, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

Item 4. Controls and Procedures

     The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made as of the end of the Company’s most recent fiscal quarter under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer. Maintenance of disclosure controls and procedures is an ongoing process and controls and procedures may change over time. The Company also has established a Disclosure Committee, which consists of certain members of the Company’s senior management. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter, no changes were made to the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to affect, such internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issues or Purchases of Equity Securities

     On September 24, 2003, a Registration Statement on Form S-1 (Commission File No. 333-106120) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The net proceeds to us from the offering were approximately $29.0 million after deducting underwriting discounts of $1.8 million. We used approximately $1.5 million of the net proceeds for fees related to the offering (excluding banker fees). Since the initial public offering, we have used approximately $4.1 million for purchases of property and equipment. We also use the net proceeds to fund our working capital requirements throughout the year.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.40	Lease Agreement dated July 22, 2004 between 149 New Montgomery, LLC and RedEnvelope, Inc.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

Date:	Item Reported On:
April 12, 2004	Item 12: The Company issued a press release announcing the updated revenue outlook for the fiscal quarter ended March 28, 2004.

May 11, 2004	Item 12: The Company issued a press release of the financial results for the fourth quarter and fiscal year ended March 28, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDENVELOPE, INC.

By:	/s/ ERIC C. WONG

Eric C. Wong
Chief Financial Officer

Date: August 11, 2004

EXHIBIT INDEX

10.40	Lease Agreement dated July 22, 2004 between 149 New Montgomery, LLC and RedEnvelope, Inc.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002