Form 10-Q
period 2004-09-26
REDENVELOPE INC
filed 2004-11-09
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-50387

RedEnvelope, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0844285
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

149 New Montgomery Street,
San Francisco, California 94105
(Address of Principal Executive Offices and Zip Code)

(415) 371-9100
(Registrant’s Telephone Number, Including Area Code)

201Spear Street, 3rd Floor
San Francisco, California 94105
(Former Address, if changed since last report)

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

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 8,745,355 as of October 25, 2004.

REDENVELOPE, INC.
REPORT ON FORM 10-Q
For the Quarter Ended September 26, 2004

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

REDENVELOPE, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	September 26,	March 28,	September 28,
	2004	2004	2003
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,669	$18,409	$2,959
Short-term investments	9,952	6,971	—
Accounts receivable, net	842	1,055	309
Receivable from underwriter, net IPO proceeds	—	—	28,952
Inventory	15,660	9,609	10,749
Prepaid catalog costs, other current assets and restricted cash	4,494	2,037	1,582

Total current assets	38,617	38,081	44,551
Property and equipment, net	7,501	4,746	4,005
Long-term investments	—	1,844	—
Other assets and restricted cash	642	505	653

Total assets	$46,760	$45,176	$49,209

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$11,412	$5,539	$7,467
Accrued expenses and other current liabilities	3,009	2,706	2,809
Accrued compensation	1,389	1,602	850
Short-term loan	—	—	1,242
Capital lease obligations, current	584	596	762

Total current liabilities	16,394	10,443	13,130
Capital lease obligations, long-term	531	816	1,147
Other long-term liability	280	—	—

Total liabilities	17,205	11,259	14,277

Commitments and contingencies
Mandatorily redeemable convertible preferred stock	—	—	82,556
Stockholders’ equity (deficit):
Series A preferred stock, $0.01 par value; 2,000,000 shares authorized, none, none, and 0.6 million issued and outstanding as of September 26, 2004, March 28, 2004 and September 28, 2003, respectively	—	—	953
Common stock, $0.01 par value; 100 million shares authorized; 8.7 million, 8.5 million, and 2.6 million issued and outstanding as of September 26, 2004, March 28, 2004, and September 28, 2003, respectively	88	86	26
Additional paid-in capital	113,063	112,728	29,731
Deferred compensation	(65)	(197)	(723)
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(83,491)	(78,652)	(77,567)
Accumulated other comprehensive income (loss)	4	(4)	—

Total stockholders’ equity/(deficit)	29,555	33,917	(47,624)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity/(deficit)	$46,760	$45,176	$49,209

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
	(In thousands, except for per share data)
Net revenues	$10,574	$8,329	$31,705	$26,050
Cost of sales	5,443	4,297	15,342	13,347

Gross profit	5,131	4,032	16,363	12,703

Operating expenses:
Fulfillment	2,226	1,538	5,547	4,251
Marketing	2,199	1,679	7,143	5,426
General and administrative	4,610	3,545	8,525	6,814

Total operating expenses	9,035	6,762	21,215	16,491

Loss from operations	(3,904)	(2,730)	(4,852)	(3,788)
Interest income	83	5	158	15
Interest expense	(66)	(101)	(145)	(270)

Net loss	$(3,887)	$(2,826)	$(4,839)	$(4,043)

Net loss per share — basic and diluted	$(0.44)	$(6.56)	$(0.56)	$(10.39)

Weighted average shares outstanding — basic and diluted	8,739	431	8,687	389

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended
	September 26,	September 28,
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(4,839)	$(4,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,254	1,309
Amortization of deferred stock compensation	13	124
Other non-cash charges	136	9
Changes in current assets and liabilities:
Accounts receivable	212	(23)
Inventory	(6,051)	(1,033)
Other assets	(2,662)	234
Accounts payable	5,866	1,510
Accrued expenses and other current liabilities	126	1,492

Net cash used in operating activities	(5,945)	(421)

Cash Flows From Investing Activities:
Maturities of investments	6,661	—
Purchase of investments	(7,791)	—
Purchase of property and equipment	(3,823)	(428)

Net cash used in investing activities	(4,953)	(428)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options and warrants	456	128
Principal payments on capital lease obligations	(298)	(289)
Proceeds from inventory line of credit, net	—	1,242
Repayment of loan	—	(1,123)
Payment of loan costs and other	—	(305)
Payment of IPO costs	—	(842)

Net cash provided by (used in) financing activities	158	(1,189)

Net decrease in cash and cash equivalents	(10,740)	(2,038)
Cash and cash equivalents at beginning of period	18,409	4,997

Cash and cash equivalents at end of period	$7,669	$2,959

Supplemental Cash Flow Information:
Cash paid for interest	$75	$132

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Financial Statements — Basis of Presentation

     The accompanying unaudited financial statements include the accounts of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”). The condensed balance sheets as of September 26, 2004 and September 28, 2003, the condensed statements of operations for the thirteen-week and twenty-six week periods ended September 26, 2004 and September 28, 2003, and the condensed statements of cash flows for the twenty-six week periods ended September 26, 2004 and September 28, 2003 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six week periods then ended. The balance sheet at March 28, 2004, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10K, for the fiscal year ended March 28, 2004.

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

     The results of operations for the thirteen and twenty-six weeks ended September 26, 2004 are not necessarily indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

     Our fiscal year ends on the Sunday closest to March 31, resulting in a 52 or 53-week year. Fiscal 2004 ended on March 28, 2004 and was 52 weeks long. Fiscal 2005 will end on April 3, 2005 and will be 53 weeks long. We report our interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters is thirteen weeks long, ending on the Sunday closest to the calendar quarter end, with the fourth fiscal quarter covering the remaining part of the fiscal year.

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

     Stock Based Compensation — The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). Under APB No. 25, compensation cost is recognized based on the difference, if any, between the fair market value of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of Black-Scholes option pricing models. Equity instruments issued to non-employees are accounted for in accordance with the provision of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

     The following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to all our employee stock compensation arrangements:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
		(in thousands, except per share data)
Net loss — as reported	$(3,887)	$(2,826)	$(4,839)	$(4,043)
Stock-based employee compensation included in reported net loss	6	96	13	135
Stock-based compensation expense determined under fair value base method	(530)	(195)	(674)	(308)

Pro forma net loss	$(4,411)	$(2,925)	$(5,500)	$(4,216)

Basic and diluted earnings per share
As reported	$(0.44)	$(6.56)	$(0.56)	$(10.39)
Pro forma	$(0.50)	$(6.79)	$(0.63)	$(10.84)

     Loss Per Share — For the thirteen weeks ended September 26, 2004 and September 28, 2003, basic net loss per share equals diluted net loss per share because the effect of stock options, unvested shares and warrants outstanding would have been antidilutive. The number of antidilutive stock options, unvested shares, and warrants excluded from the calculation for the twenty-six weeks ended September 26, 2004 and September 28, 2003, were approximately 1.4 million and 1.0 million, respectively.

     Comprehensive Loss —Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net loss. Comprehensive loss for the thirteen and twenty-six weeks ended September 26, 2004 and September 28, 2003 was as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
		(in thousands, except per share data)
Net loss — as reported	$(3,887)	$(2,826)	$(4,839)	$(4,043)
Other comprehensive loss – unrealized gain/loss on marketable securities	10	—	8	—

Comprehensive loss	$(3,877)	$(2,826)	$(4,831)	$(4,043)

     New Accounting Pronouncements — In December 2003, the Financial Accounting Standards Board published a revision to Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (hereafter referred to as “FIN 46R”) to clarify some of the provision of FIN 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interest in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not have any impact on our operating results or financial position as we do not have any variable interest entities.

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The effective date of the guidance has been delayed by the EITF. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

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

     Available-for-sale investments at September 26, 2004 were as follows (in thousands):

Corporate bonds and auction preferred stock (short-term)	$6,686
Government securities (short-term)	3,266

Total available-for-sale investments	$9,952

     There were no gross realized gains or losses during the thirteen and twenty-six weeks ended September 26, 2004 and the gross realized gains or losses for the thirteen and twenty-six weeks ended September 28, 2003 were immaterial.

     The contractual maturity of all available-for-sale investments was less than one year at September 26, 2004.

4. Borrowing Arrangements

     The Company has a line of credit from CapitalSource Finance LLC. Per the terms of this agreement, CapitalSource Finance LLC has made available to the Company a credit facility under a revolving promissory note with a maximum principal amount of $11.0 million, subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time. Amounts borrowed under this line of credit bear interest at rates equal to the greater of 9.5% or the prime lending rate plus 5.75%, for advances up to a fluctuating base amount, and equal to the greater of 11.5% or the prime lending rate plus 7.75% for advances in excess of that base amount. Amounts borrowed under this line of credit are secured by substantially all of the Company’s assets. The line of credit agreement provides for certain events of default, sets forth a number of affirmative and negative covenants to which the Company must adhere and expires on April 15, 2006. The Company must pay an unused line fee of up to $0.05 million per year, which is payable monthly, based on the unused portion of the loan commitment. The Company has borrowed funds under this credit facility from time to time and periodically repaid such borrowings with available cash. There were no borrowings outstanding during the twenty-six weeks ended September 26, 2004.

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

     As of September 26, 2004, the Company did not have an outstanding balance under this credit facility.

5. Commitment

     In July 2004, the Company entered into an operating lease agreement for approximately 28,000 square feet of office space for our headquarters in San Francisco, California. The lease term is five years with one option to extend for an additional two years and another option to extend for an additional five years. The Company also paid approximately $205,000 in the form of a security deposit in connection with the San Francisco office space lease. The future minimum lease payments under the lease as of September 26, 2004 are as follows (in thousands):

Fiscal 2005	$154
Fiscal 2006	616
Fiscal 2007	616
Fiscal 2008	616
Fiscal 2009 and thereafter	1,078

Total minimum lease payments	$3,080

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

Forward-Looking Statements

     This report, together with the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations and involve risks and uncertainties. Any statements contained in this report that are not purely statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements may include but are not limited to statements regarding our future operations, modifications and enhancements, product offerings, business, financial condition, results of operations and prospects. Additionally, statements concerning possible changes in applicable rules or legislation are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimate,” “may,” “should,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All forward-looking statements in this report are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Actual results and the timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in this report under “Factors That May Affect Future Results,” and elsewhere in this report, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

     In the second quarter of fiscal 2005, we continued our efforts to enhance the long-term prospects of our business. Specifically, we completed certain investments into our fulfillment center, which we believe will assist with the upcoming Holiday season as well as provide a solid foundation for the future growth in the business. In addition, we continued to expand development of products created by our own in-house design team and completed the creative strategy for our upcoming advertising campaigns. We believe the introduction of our brand to new customers and reinforcement of our brand with existing customers will position RedEnvelope as an affordable luxury solution for people’s gift-giving needs.

     Our net revenues increased 27.0% from the second quarter of fiscal 2004 to $10.6 million in the second quarter of fiscal 2005. Gross margins were 48.5% in the second quarter of fiscal 2005 compared to 48.4% in the second quarter of fiscal 2004 and fiscal year to date gross margins were at 51.6% compared to 48.8% in the second quarter of fiscal 2004. Net loss as a percentage of net revenues increased from (34.0%) in the second quarter of fiscal 2004 to (36.8%) in the second quarter of fiscal 2005.

     To further enhance our operational execution, we implemented new warehouse management software and processes and installed new materials handling equipment at our fulfillment center. As a result of the projects, certain team members at the fulfillment center were required to participate in the development and implementation efforts. Consequently, we incurred more seasonal labor and training costs. If we are unable to improve the performance of the fulfillment process at our fulfillment center, we may incur additional labor and shipping costs, fail to satisfy demand for our products or experience customer dissatisfaction, any of which could have a material adverse affect on our business, financial condition, and operating results. Achieving operational effectiveness at times of peak demand will continue to be a critical area of management focus.

     During the second quarter of fiscal 2005, we increased our marketing efforts primarily through our catalog campaigns. Revenues from customers who receive our catalogs grew 62.8% over the second quarter of fiscal 2004. Our revenues from existing customers were 61.6% of total revenues in the second quarter of fiscal 2005 compared to 63.2% in the second quarter of fiscal 2004. Our internal database of customer names (customers who have purchased from the Company in the past) increased to approximately 2.0 million, with approximately 53,000 new customers names added in the second quarter of fiscal 2005. We intend to increase loyalty from existing customers by offering unique and innovative products, helpful and knowledgeable customer service, accurate fulfillment rates and targeted marketing programs. Our new print and outdoor advertising campaigns are being launched in the third quarter of fiscal 2005. These campaigns are designed to introduce our brand to new customers and reinforce it with our existing customer base.

     While the second quarter does not contain a major gift-giving event, we continued the emphasis on our gifts for everyday occasions. Specifically, our collections for babies and children, weddings, anniversaries, and housewarmings continue to grow from last year. We believe that our expanded assortment of everyday occasion products will advance our mission to be recognized as the gift-authority and reduce the seasonality of our business.

     Our 2004 Annual Meeting of Stockholders was held during the second quarter of fiscal 2005, on August 27, 2004. A group of stockholders had commenced a proxy contest in an effort to have their own competing slate of directors elected to the Company’s Board of Directors at the Annual Meeting. This effort was unsuccessful. We are grateful to our stockholders for their careful consideration of the issues presented in this election. We believe our stockholders recognize the efforts that the team at RedEnvelope is making to build stockholder value, and we look forward to the opportunity to build on the renewed momentum at RedEnvelope.

     Although we are committed to our strategic initiatives, there are inherent risks associated with our business that may present challenges for us in the future and could prevent us from achieving intended revenue growth, scalability and increased efficiencies. We have outlined currently identified risks within the “Factors That May Affect Future Results” section of this report. In addition, the following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited financial statements and the notes thereto in our Report on Form 10-K which is available at the SEC’s website at www.sec.gov.

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

     Revenue recognition. We derive our revenues from merchandise sales made to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer and any payments received prior to the estimated date of receipt of the goods by the customer are deferred. We use our third-party freight carrier information to estimate when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Significant management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. In particular, our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $0.2 million, $0.2 million and $0.1 million as of September 26, 2004, March 28, 2004 and September 28, 2003, respectively.

     Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs and the cost of gift wrap, are included in cost of sales. Handling costs, which include fees paid to our former third-party fulfillment service provider as well as distribution center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the thirteen weeks ended September 26, 2004 and September 28, 2003 were $0.7 million and $0.4 million, respectively. Handling costs included in operating expenses —fulfillment for the twenty-six weeks ended September 26, 2004 and September 28, 2003 were $1.9 million and $1.5 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or to operating expenses, resulting in higher gross profit.

     Inventory. Inventories are stated at the lower of cost or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific provisions are recorded in the event the cost of the inventory exceeds the fair market value. In addition, we estimate a reserve for expected inventory shrinkage based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at fiscal year-end based on the results of our physical inventory count. The obsolescence reserve was $0.4 million, $0.3 million and $0.6 million as of September 26, 2004, March 28, 2004 and September 28, 2003, respectively.

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

     Catalog Amortization. Prepaid catalog costs consist of third-party costs including paper, printing, postage and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit which generally does not exceed three months. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Prepaid catalog costs are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit of the catalog (defined as net revenues less merchandise cost of goods sold, selling expenses and catalog completion costs) associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period.

     Stock based compensation. We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the financial statements for stock options granted with exercise prices equal to the fair value of the stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

     In fiscal 2004, we granted approximately 0.3 million options to employees at an exercise price that was less than the fair market value of our stock on the date of grant. We recorded $0.7 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards into general and administrative expenses in the statements of operations. We recorded amortization expense of $6,000 and $13,000 for the thirteen and twenty-six weeks ended September 26, 2004. We recorded amortization expense of zero and $62,000 for the thirteen weeks and twenty-six weeks ended September 28, 2003.

Results of Operations

     The following table sets forth our statements of operations data for the thirteen and twenty-six weeks ended September 26, 2004 and September 28, 2003, respectively, expressed as a percentage of net revenues.

	Thirteen Weeks		Twenty-Six Weeks
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Statements of Operation Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.5	51.6	48.4	51.2

Gross profit	48.5	48.4	51.6	48.8
Operating expenses:
Fulfillment	21.1	18.5	17.5	16.3
Marketing	20.8	20.2	22.5	20.8
General and administrative	43.6	42.6	26.9	26.2

Total operating expenses	85.5	81.3	66.9	63.3
Loss from operations	(37.0)	(32.9)	(15.3)	(14.5)
Interest income	0.8	0.1	0.5	0.1
Interest expense	(0.6)	(1.2)	(0.5)	(1.0)

Net loss	(36.8)%	(34.0)%	(15.3)%	(15.4)%

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

     Net revenues were $10.6 million and $8.3 million for the thirteen weeks ended September 26, 2004 and September 28, 2003, respectively, representing a 27.0% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our catalog and online campaigns. Revenues from customers who receive our catalogs grew 62.8% over the second quarter of fiscal 2004. During the second quarter of fiscal 2005, we increased our catalog circulation by approximately 1.2 million catalogs, or 76.6% over the second quarter of fiscal 2004. With approximately the same level of marketing spending, online revenues, through search, portals, and affiliates, grew 33.5% over the same quarter in the prior year. The growth in these two channels, which are our two largest channels, was mainly offset by the decline in revenues from customers that order directly through our website without an apparent connection to our catalog, online, email, or corporate marketing activities. The total number of orders in the second quarter of fiscal 2005 increased by approximately 18.4% over the second quarter of fiscal 2004, primarily as a result of the increased catalog circulation. Net revenues per order in the second quarter of fiscal 2005 increased by approximately 7.2% over the second quarter of fiscal 2004 due to increased customer demand for our jewelry and men’s accessories product categories which typically carry higher average item prices.

     Net revenues were $31.7 million and $26.1 million for the twenty-six weeks ended September 26, 2004 and September 28, 2003, respectively, representing a 21.7% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns. Online revenues, during the twenty-six weeks ended September 26, 2004, through search, portals, and affiliates, grew 24.8% over the twenty-six weeks ended September 28, 2003. Revenues during the twenty-six weeks ended September 26, 2004 from customers who receive our catalogs grew 38.4% over the twenty-six weeks ended

September 28, 2003. For the initial twenty-six weeks of fiscal 2005, we increased our catalog circulation by approximately 2.3 million catalogs, or 35.9% over the same period in fiscal 2004. The number of orders placed during the initial twenty-six weeks of fiscal 2005 increased by approximately 16.0% over the initial twenty-six weeks of fiscal 2004, primarily as a result of the increased catalog circulation. Net revenues per order in the initial twenty-six weeks of fiscal 2005 increased by approximately 4.9% over the initial twenty-six weeks of fiscal 2004 due to increased customer demand for our jewelry, women’s and men’s accessories product categories which typically carry higher average item prices. In August of 2003, we changed the delivery charge for standard ground delivery to a flat rate regardless of order value. As a result, our shipping revenues have not increased at the same rate as product sales in the initial twenty-six weeks of fiscal 2005 compared to the initial twenty-six weeks of fiscal 2004. Our customer base increased from approximately 1.8 million at the end of fiscal 2004 to approximately 1.9 million at the end of the first quarter of fiscal 2005 to approximately 2.0 million at the end of the second quarter of fiscal 2005.

     Cost of Sales

     Cost of sales consists of the cost of the product sold, shipping costs including inbound and outbound freight and gift-wrap expense. Handling costs, which include fees paid to our former third-party fulfillment service provider and fulfillment center expenses, are included in operating expenses — fulfillment.

     Cost of sales were $5.4 million and $4.3 million for the thirteen weeks ended September 26, 2004 and September 28, 2003, respectively, representing 51.5% and 51.6% of net revenues, respectively. The 26.7% increase in costs of sales was mainly attributable to the 27.0% increase in net revenues and certain inventory adjustments. Furthermore, in the second quarter of fiscal 2004, we received one-time shipping credits from our third-party fulfillment provider which did not occur in the second quarter of fiscal 2005. The increase in cost of sales was slightly offset by higher average product margins resulting from an increase in overseas product sourcing, which typically has lower product costs.

     Cost of sales were $15.3 million and $13.3 million for the twenty-six weeks ended September 26, 2004 and September 28, 2003, respectively, representing 48.4% and 51.2% of net revenues, respectively. The 14.9% increase in costs of sales was mainly attributable to the 21.7% increase in net revenues. The decrease in cost of sales as a percentage of net revenues was primarily attributable to higher average product margins resulting from an increase in overseas product sourcing, which typically has lower product costs.

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

     Fulfillment expenses were $2.2 million and $1.5 million for the thirteen weeks ended September 26, 2004 and September 28, 2003, respectively, representing 21.1% and 18.5% of net revenues, respectively. The increase in dollars and percentage of net revenues was primarily attributable to the 18.4% increase in the number of orders. In addition, we incurred additional seasonal labor and training costs related to our new warehouse management systems and the revision of certain materials handling processes at the fulfillment center.

     Fulfillment expenses were $5.5 million and $4.3 million for the twenty-six weeks ended September 26, 2004 and September 28, 2003, respectively, representing 17.5% and 16.3% of net revenues, respectively. The increase in dollars and percentage of net revenues was primarily attributable to the 16.0% increase in the number of orders as well as seasonal labor and training costs related to our initiatives to improve the operational execution throughout our supply chain. As a result of improved order fulfillment rates, our customer service center has been able to focus on phone calls for order placing and less resources were needed for phone calls associated with order fulfillment inaccuracies. Moreover, our return rates in the initial twenty-six weeks of fiscal 2005 have decreased compared to the initial twenty-six weeks of fiscal 2004.

     During the second quarter of fiscal 2005, we revised certain materials handling processes, installed new materials handling equipment and implemented new warehouse management software, which we believe will allow us to better manage our fulfillment operations and scale our business. If we are unable to improve the performance of the fulfillment process at our distribution center, our operating results could be materially harmed.

     Marketing. Marketing expenses consist primarily of online and catalog programs as well as advertising, public relations, and other promotional expenditures.

     Marketing expenses were $2.2 million and $1.7 million for the thirteen weeks ended September 26, 2004 and September 28, 2003, respectively, representing 20.8% and 20.2% of net revenues, respectively. The increase in expenses was primarily due to additional spending in our catalog marketing campaigns. During the second quarter of fiscal 2005, we increased our catalog circulation by approximately 1.2 million catalogs, or 76.6%, over the second quarter of fiscal 2004.

     Marketing expenses were $7.1 million and $5.4 million for the twenty-six weeks ended September 26, 2004 and September 28, 2003, respectively, representing 22.5% and 20.8% of net revenues, respectively. The increase in expenses was primarily due to additional spending in our online and catalog marketing campaigns. During the initial twenty-six weeks of fiscal 2005, we increased our catalog circulation by approximately 2.3 million catalogs, or 35.9%, over the initial twenty-six weeks of fiscal 2004. Currently, we plan to increase the circulation of our Holiday catalogs for the next fiscal quarter. In addition, we have incurred costs related to market research and agency fees related to our upcoming advertising campaigns. These costs were incurred in advance of the expected revenue stream from our advertising campaigns.

     We are increasing our marketing through print and outdoor advertising campaigns. As a result, we anticipate the costs of marketing to increase compared to the prior fiscal year. Our new print and outdoor advertising campaigns will begin in the next fiscal quarter. We will also begin circulating next quarter a catalog for corporate gift giving that includes specific products and creative marketing content designed for the corporate customer. If we are unsuccessful in generating sufficient revenues through these marketing vehicles, our operating results could be adversely affected.

     General and Administrative. General and administrative expenses consist of wages and benefits for our administrative employees, located primarily at our corporate office. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.

     General and administrative expenses were $4.6 million and $3.5 million for the thirteen weeks ended September 26, 2004 and September 28, 2003, respectively, representing 43.6% and 42.6% of net revenues, respectively. The increase was primarily due to personnel related costs and the costs associated with being a publicly-held company. Specifically, we incurred expenses of approximately $0.5 million related to our 2004 Annual Meeting of Stockholders, including legal and proxy solicitation fees. As a result of the proxy contest commenced by a group of the Company’s stockholders, the Company’s expenses related to its Annual Meeting and the related solicitation of proxies significantly exceeded those that it would have otherwise incurred for such purposes.

     General and administrative expenses were $8.5 million and $6.8 million for the twenty-six weeks ended September 26, 2004 and September 28, 2003, respectively, representing 26.9% and 26.2% of net revenues, respectively. The increase was primarily due to training and consulting fees related to our software and systems implementations projects, personnel related costs and the costs associated with being a publicly-held company, including those associated with the Company’s Annual Meeting of Stockholders.

     The implementation of new software systems in fiscal year 2005 will result in additional depreciation expense. We also currently plan on increasing our general and administrative employee headcount (i.e., employees other than fulfillment and customer service employees) in order to support anticipated future business needs, which will add to general and administrative expenses. Also, the compliance requirements associated with being a public company will likely increase our accounting and legal expenses.

     Other Income and Expenses

     Interest Income. Interest income was $0.08 million and $0.005 million in the thirteen weeks ended September 26, 2004 and September 28, 2003, respectively. Interest income was $0.2 million and $0.02 million for the twenty-six weeks ended September 26, 2004 and September 28, 2003, respectively. The increases are primarily due to higher average cash balances and slightly higher interest rates.

     Interest Expense. Interest expense was $0.07 million and $0.1 million in the thirteen weeks ended September 26, 2004 and September 28, 2003, respectively. Interest expense was $0.1 million and $0.3 million for the twenty-six weeks ended September 26, 2004 and September 28, 2003, respectively. The decreases are primarily attributable to lower amounts of debt outstanding.

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

     Cash Flows From Operating Activities — Net cash flows used in operating activities were ($5.9) million and ($0.4) million for the twenty-six weeks ended September 26, 2004 and September 28, 2003, respectively. Uses of cash were primarily to fund net loss and changes in working capital. Specifically, there was an increase in our accounts payable and an increase in our merchandise inventories. This was primarily due to the timing of seasonal inventory receipts and payable disbursements.

     Cash Flows From Investing Activities — Net cash flows used in investing activities were ($5.0) million and ($0.4) million for the twenty-six weeks ended September 26, 2004 and September 28, 2003, respectively. Uses of cash flow from investing activities consisted of capital expenditures for property and equipment purchases, which were partially offset by maturities of investments. We have incurred capital expenditures for software systems to support our financial and warehouse management systems. We are also planning capital expenditures for certain order management functions. We believe the implementation of these software systems will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These capital expenditures will result in an increase in our depreciation expense. For the initial twenty-six weeks of fiscal 2005, we have spent approximately $2.3 million for our warehouse management system, materials handling equipment, and order management system projects. We currently estimate spending an additional amount of approximately $0.4 million over the remainder of fiscal 2005 on our order management system project. Also, we estimate incurring approximately $0.5 million in tenant improvements and capital asset additions in connection with our new San Francisco office space. Although we believe these estimates on expenditures to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater.

     Cash Flows From Financing Activities — Net cash flows provided by (used in) financing activities were $0.2 million and ($1.2) million for the twenty-six weeks ended September 26, 2004 and September 28, 2003, respectively. For the initial twenty-six weeks of fiscal 2005, net cash flows from financing activities consisted of payments for capital lease obligations which were slightly offset by proceeds from the exercises of stock options.

     Revolving Credit Facility — We also have funds available of up to $11.0 million pursuant to our revolving credit facility with CapitalSource Finance LLC, which is described more fully in Note 4 to the financial statements contained in this report. Our ability to borrow under this credit facility is subject to compliance with its terms. At September 26, 2004, we had no borrowings under the revolving credit facility.

     On June 21, 2004, the Company amended the terms of its credit facility with CapitalSource Finance LLC. Under the terms of this Second Amendment, certain covenants for inventory ratios and capital expenditure limitations were eliminated. The minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant was modified, and quarterly minimum unrestricted cash balance levels were established. Further, under this Second Amendment, the EBITDA and minimum unrestricted cash balance covenants were modified such that they are not applicable unless borrowings are outstanding. CapitalSource Finance LLC previously has waived non-compliance with such covenants as of prior dates, but we can offer no assurance that they will do so in the future.

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

     In July 2004, we entered into an operating lease agreement for approximately 28,000 square feet of office space for our headquarters in San Francisco, California. The lease for our former headquarters expired in September 2004. The new monthly lease commitment amount is approximately the same as the prior monthly rental amount.

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

     We have a history of losses and we may continue to incur losses for the foreseeable future. As of September 26, 2004, our accumulated deficit was $83.5 million. We have not achieved profitability for a full fiscal year. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve profitability in the near future or at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an annual basis in the future. If we are unable to achieve profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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

     Factors that could cause our operating results to fluctuate include the following:

•	The seasonality of our business

•	Decreases in the number of visitors to our website or our inability to convert those visitors into customers

•	Technical difficulties, including system or Internet failures

•	Fluctuations in the demand for our products

•	The number of prior customers that make repeat purchases

•	Overstocking or understocking of our merchandise

•	Offering of new or enhanced services or more popular products by our competitors

•	Fluctuations in the level of our product returns

•	Termination of existing marketing relationships or failure to develop successful new marketing relationships

•	Fluctuations in shipping costs, particularly during the holiday season

•	Fluctuations in advertising, marketing or catalog production and distribution costs

•	Fluctuations in personalization and fulfillment costs

•	The amount and timing of operating costs and capital expenditures including those relating to expansion or upgrade of our operations

•	Changes in government regulations and taxation related to use of the Internet or otherwise applicable to our business

•	Economic conditions generally or economic conditions specific to the Internet, online commerce, the retail industry, the mail order industry or the gift industry

•	Changes in the mix of products that we sell

•	Fluctuations in levels of inventory theft, damage or obsolescence

•	Costs associated with litigation or other disputes

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

     Our fulfillment and distribution operation is located in leased facilities in Lockbourne, Ohio. Our agreement with the fulfillment services company that previously managed the fulfillment and distribution operations at the Lockbourne, Ohio facility expired in August 2003, at which point we assumed direct control of fulfillment and distribution operations. We have limited experience managing fulfillment and distribution operations, and we cannot assure you that we will be successful in this endeavor. We experienced significant difficulties managing the fulfillment and distribution operations during the 2003 holiday season, including difficulties in inventory management and timely gift personalization, and anticipated efficiencies from managing the distribution center ourselves did not materialize during that period. If we are unable to manage successfully our fulfillment and distribution operations and to meet our customers’ expectations regarding personalization, presentation and delivery, our business reputation, operations and financial condition could be seriously harmed. Further, any difficulty in managing our fulfillment and distribution operations could require us to find one or more parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple distribution facilities. Further, we may need to expand or upgrade our distribution operations in the future to accommodate increases in customer orders, increased demand for personalized products or changes in available technology. If we fail to successfully manage, expand or make necessary upgrades to our fulfillment and distribution operations in a timely and cost-effective manner, it would have a material adverse effect on our business.

If we do not manage our inventory levels successfully, our operating results will be affected adversely.

     We must maintain sufficient inventory levels to operate our business successfully. Rapidly changing trends in consumer tastes for gift items expose us to significant inventory risks, particularly during our third fiscal quarter when inventory levels are highest due to the holiday shopping season. Consumer preferences can change between the time we order a product and the time it is available for sale. We base our product selection on our projections of consumer tastes and preferences in a future period, and we cannot guarantee that our projections of consumer tastes and preferences will be accurate. It is critical to our success that we accurately predict consumer tastes and stock our product offerings in appropriate quantities. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the third fiscal quarter of each year, after we have significantly increased inventory levels for the holiday shopping season. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any such increase would require the use of additional working capital and subject us to additional inventory risks. Further, our failure to stock sufficient quantities of popular products would likely cause us to miss revenue opportunities and could cause our customers to become dissatisfied and look to our competitors for their gift items, which could also harm our business reputation. During the 2003 holiday season, some of our popular items were not stocked in quantities sufficient to meet the demand for such items, which likely led to missed sales opportunities. If we fail to stock popular products in sufficient quantities or if we overstock products, our business, financial condition and operating results would be affected adversely.

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

     In addition, we may receive products from our suppliers late or products from our suppliers that do not meet our quality standards. From time to time, we receive products from suppliers that are of insufficient quality to provide to our customers. Generally the supplier is able to quickly rectify the problem, but occasionally we have been unable to obtain replacement product quickly enough to fulfill all customer orders for such product in a timely manner, particularly with respect to items sourced overseas which tend to have longer delivery lead time requirements. If we receive products from our suppliers late or products from our suppliers that do not meet our high quality standards and we are unable to obtain suitable replacement products in a timely manner, our reputation and our operating results could be harmed. Further, customers who do not receive their products in a timely manner may look to our competitors for their gift items.

     Many of our products are sourced overseas. While products sourced overseas typically have lower costs, our product margins may be slightly offset by an increase in inbound freight costs. As security measures around shipping ports increase, these additional costs may result in higher inbound freight costs. Furthermore, in recent years, U.S. companies were subject to port strikes which delayed the delivery of goods. As we increase our overseas sourcing, we face the risk of these delays which could seriously harm our business and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against items that we offer or intend to offer to our customers, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of items available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations also may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. Any disruption or delays in, or increased costs of, importing our products could have an adverse effect on our business, financial condition and operating results.

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

     We have completed the implementation of certain system enhancements and upgrades, including a new warehouse management system, an updated financial software package. We are currently in the process of implementing an order-entry software and software to enhance the features of our website. Also, we are in the process of modifying certain internal processes for the purpose of improving our productivity and making our operations more cost efficient. However, we cannot assure you that we will be successful in these efforts. Possible cost overruns in these implementation efforts may result in higher than anticipated capital expenditures and delays in or other problems arising out of these implementations could lead to customer dissatisfaction. If we do not successfully implement one or more of these intended upgrades or modified processes or if we do not achieve desired efficiencies or cost savings as a result of these changes or if attempts to enhance our website are unsuccessful or are not appealing to our customers, our business and operating results could be harmed, perhaps significantly.

Delivery of our merchandise could be delayed or disrupted by factors beyond our control, and we could lose customers as a result.

     As timely gift delivery is essential to our customer’s satisfaction, any delay or disruption in order, fulfillment and shipping, particularly during the holiday shopping season, could cause us to lose customers and negatively affect our business and reputation. In addition, we rely upon third-party carriers for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner would damage our reputation and brand and could cause us to lose customers.

     We also depend on temporary employees to adequately staff our fulfillment facility during busy periods such as the holiday shopping season, including individuals responsible for gift personalization and packaging. Temporary employees may not have the same levels of training or commitment as full-time employees and, as a result, may be more likely to provide unsatisfactory service. We cannot assure you that we will continue to receive adequate assistance from our temporary employees, or that we will continue to have access to sufficient numbers of competent temporary employees on a cost-effective basis, particularly during the holiday shopping season, which season is critical to our business. If we are unable to adequately staff our distribution and fulfillment facility, particularly during the holiday shopping season and other periods of increased activity, our operations and sales during such period could suffer, and our reputation could be harmed.

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

     In August 2003, we changed our shipping rate policy from a graduated rate schedule, based on the cost of the item(s) purchased by a customer, to a consistent flat rate per shipment. This change will have the effect of lowering our average per-shipment shipping fee, thereby reducing our shipping revenues per order. While we believe that this change to our shipping rate policy will be conducive to an increase in our order volume, we cannot assure you that our order volume will be increased or that any increase in shipments will offset the reduction in per-shipment shipping revenues resulting from our shipping rate policy change. We believe that this change in shipping rate policy had an aggregate negative impact on our revenues for the third fiscal quarter of 2004, which was the first full quarter following the policy change, and subsequent periods. If our aggregate shipping revenues decrease as a result of the change in our shipping rate policy without a commensurate rise in product revenue, our business, financial condition and results of operations could be harmed.

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

Further, temporary employees may not have the same levels of training, commitment or professional responsibility as full-time employees and, as a result, may be more likely to provide unsatisfactory service to our customers and potential customers. If we are unable to continually provide adequate staffing for our customer service operations, our reputation could be seriously harmed. In addition, we cannot assure you that email and telephone call volumes will not exceed our present system capacities. If this occurs, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Our customer service facility currently accommodates customer service representatives at close to its capacity during our peak sales period. We currently plan on hiring additional customer service representatives in our distribution center in Ohio to accommodate the overflow of calls. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer service or adequately staff our customer service operations would likely impair our reputation and have an adverse effect on our business and operating results.

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

     We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. Since our inception, we have experienced negative cash flow from operations on a fiscal year basis and may experience negative cash flow from operations on a fiscal year basis for the foreseeable future. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. Any failure to obtain necessary capital on commercially reasonable terms could have severe consequences on our business. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders would experience dilution of their ownership interests. Further, under the terms of our credit agreement with CapitalSource Finance LLC, we are subject to certain contractual limitations with respect to raising additional capital during the term of that agreement. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that would dilute the ownership interests, and possibly affect the rights, preferences and privileges of existing stockholders, or scale back, or fail to address opportunities for expansion or enhancement of, our operations.

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

     As of March 28, 2004, approximately 72% of our products were purchased through our website. Our long-term prospects therefore depend upon the general public’s increasing willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop into an effective and reliable tool for consumer purchases would seriously damage our future operations. Online commerce is a relatively new concept, and online purchases may decline or fail to increase as projected. The future of online commerce is highly uncertain, many online commerce companies have ceased operations in recent years and most existing online commerce companies have a relatively short operating history. If consumers are unwilling to use the Internet to purchase retail products, our business will be significantly harmed.

The security risks of online commerce, including credit card fraud, may discourage customers from purchasing goods from us.

     In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. Although we take the security of our systems very seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information and information of our customers. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business.

     We do not carry insurance against the risk of credit card fraud, so the failure to prevent fraudulent credit card transactions could reduce our net revenues and gross margin. We may suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, operating results and financial condition.

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

     We are subject to the same federal, state and local laws as other companies conducting business on the Internet, including consumer protection laws, user privacy laws and laws and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to our customers of our policies and practices regarding non-public personal information that we collect and use, including whether we share that information with third parties, must provide advance notice of any changes to our privacy policies and must inform our customers about how they can review and/or correct the non-public personal information we possess about them. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, consumer privacy, fraud, quality of products and services, taxation, advertising, adult-oriented content, intellectual property rights and information security. Applicability of existing laws to the Internet relating to issues such as trademarks, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the recent federal law regulating the commercial use of e-mail (popularly known as “CAN-SPAM”), are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business, operating results and financial condition.

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

     The State of California recently enacted new sections of the Civil Code that require any company that does business in California and possesses computerized data, in unencrypted form, containing certain personal information about California residents to (i) provide prompt notice to such residents if that personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker and (ii) implement and maintain reasonable security procedures and practices to protect that information from unauthorized access, destruction, use, modification or disclosure . The law defines personal information as an individual’s name together with one or more of that individual’s social security number, driver’s license number, California identification card number, credit card number, debit card number, or bank account information, including any necessary passwords or access codes. As our customers, including California residents, generally provide information to us that is covered by this definition of personal information in connection with their purchases via our website, our business will be affected by this new law. As a result, we will need to ensure that all computerized data containing the previously-described personal information is sufficiently encrypted or that we have implemented appropriate measures to protect the integrity and security of that information and to notify our California customers of any unauthorized access or misappropriation. Such measures will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by the new law, we could be subject to potential claims for damages and other remedies available to California residents whose information was improperly accessed or, under certain circumstances, the State of California could seek to enjoin our business operations until appropriate corrective actions have been taken. While we intend to comply fully with this new law, we cannot assure you that we will be successful in avoiding all potential liability or disruption of business resulting from this law. If we were required to pay any significant amount of money in satisfaction of claims under this new law, or any similar law enacted by another jurisdiction, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.

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

     In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. We are qualified to do business only in California and Ohio at present. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business. Further, an important aspect of the new Internet-focused laws is that where federal legislation is absent, states have begun to enact consumer-protective laws of their own and these can vary significantly from state to state (and country to country). Thus, it is difficult for any company to be sufficiently aware of the requirements of all applicable state laws and it is also difficult or impossible for any company to comply fully with the sometimes inconsistent standards and requirements set by various states. In addition to the consequences that could result from violating one or more state laws (or the laws of any other country), the costs of attempting to comply could be considerable.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

     We are subject to increasing regulation relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. California recently enacted several new laws that require all commercial website operators that collect personal information about California residents to adopt and post a privacy policy that meets certain specified criteria. Any failure to comply with this new law could subject us to civil penalties, injunctions, and/or lawsuits. California also recently enacted new sections of its Civil Code that require companies maintaining personal information about California residents to take reasonable measures to protect against identity theft and other unauthorized uses of such information and to notify California residents in the event that such information has been (or is likely to have been) misappropriated, inappropriately modified or destroyed. The new laws provide no standards for satisfactory compliance, so it is impossible to know for certainty what steps the Company needs to take to comply with them. Compliance could require the Company to implement procedures that would require it to change the way it does business and such procedures may be expensive. In addition, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would extend online privacy protections to adults. Moreover, proposed legislation in the United States and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages and may otherwise have a material adverse effect on our business, results of operations and financial condition.

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

     The following table lists our cash and cash equivalents, short-term investments and long-term investments at September 26, 2004:

September 26, 2004
(In thousands)
Cash and cash equivalents	$7,669
Short-term investments	9,952

Total	$17,621

     If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.

     Foreign Currency Risk We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. As of September 26, 2004, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On September 24, 2003, a Registration Statement on Form S-1 (Commission File No. 333-106120) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The net proceeds to us from the offering were approximately $29.0 million after deducting underwriting discounts of $1.8 million. We used approximately $1.5 million of the net proceeds for fees related to the offering (excluding banker fees). Since the initial public offering, we have used approximately $5.6 million for purchases of property and equipment. We also use the net proceeds to fund our working capital requirements throughout the year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on August 27, 2004.

At the Company’s 2004 Annual Meeting of Stockholders, the stockholders took the following actions:

(I)	The stockholders elected each of the following persons by the vote indicated to serve as a Director of the Company until the next Annual Meeting of Stockholders or until his or her successor is elected and qualified:

Name	For	Withheld
Michael Moritz	4,434,792	9,868
Michael E. Dunn	4,434,992	9,668
Karen Edwards	4,434,992	9,668
Charles Heilbronn	4,434,892	9,768
Daniel R. Lyle	4,434,992	9,668
Alison L. May	4,433,322	11,338

The following persons were nominated for election to the Company’s Board of Directors by a group of the Company’s stockholders; by the vote indicated below, none of such nominees were elected:

Name	For	Withheld
Scott Galloway	1,639,358	255,543
Darias W. Gaskins, Jr.	1,639,658	255,243
Caryn Lerner	1,639,658	255,243
Martin McClanan	1,626,928	267,973
Michael Meyer	1,616,041	278,860
Robert M. Perkowitz	1,731,567	163,334
Amy Schoening	1,741,454	153,447
Gregory Shove	1,625,928	268,973

(II)	The stockholders ratified, by the vote indicated below, the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company’s fiscal year ending April 3, 2005:

For	Against	Abstain	Broker Non-vote
5,585,586	63,365	690,610	0

(III)	The Company’s stockholders voted against, by the vote indicated below, a stockholder proposal to increase the size of the Company’s Board of Directors to eight members:

For	Against	Abstain	Broker Non-vote
2,705,505	3,627,265	6,791	0

Item 6. Exhibits

(a)	Exhibits

10.42	Employment agreement dated August 20, 2004 between Eric C. Wong and RedEnvelope, Inc.

10.43	Employment agreement dated August 20, 2004 between Kristine N. Dang and RedEnvelope, Inc.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDENVELOPE, INC.

By:	/s/ ERIC C. WONG

Eric C. Wong
Chief Financial Officer

Date: November 9, 2004

EXHIBIT INDEX

10.42	Employment agreement dated August 20, 2004 between Eric C. Wong and RedEnvelope, Inc.

10.43	Employment agreement dated August 20, 2004 between Kristine N. Dang and RedEnvelope, Inc.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002