Form 10-Q
period 2004-12-26
REDENVELOPE INC
filed 2005-02-08
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark
One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-50387

RedEnvelope, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0844285
(State or Other Jurisdiction	(IRS Employer
of
Incorporation or	Identification No.)
Organization)

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

     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 8,819,892 as of January 31, 2005.

REDENVELOPE, INC.
REPORT ON FORM 10-Q
For the Quarter Ended December 26, 2004

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

REDENVELOPE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 26,	March 28,	December 28,
	2004	2004	2003
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,466	$18,409	$34,756
Short-term investments	6,022	6,971	2,888
Accounts receivable, net	4,397	1,055	5,803
Inventory	13,401	9,609	7,873
Prepaid catalog costs and other current assets	2,411	2,037	1,462

Total current assets	47,697	38,081	52,782
Property and equipment, net	7,987	4,746	4,591
Long-term investments	—	1,844	—
Other assets and restricted cash	607	505	1,165

Total assets	$56,291	$45,176	$58,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,358	$5,539	$12,705
Accrued expenses and other current liabilities	7,501	2,706	7,268
Accrued compensation	954	1,602	820
Capital lease obligations, current	584	596	732

Total current liabilities	22,397	10,443	21,525
Capital lease obligations, long-term	436	816	997
Other long-term liability	829	—	—

Total liabilities	23,662	11,259	22,522

Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value; 100 million shares authorized; 8.8 million, 8.5 million, and 8.5 million issued and outstanding as of December 26, 2004 , March 28, 2004, and December 28, 2003, respectively	89	86	86
Additional paid-in capital	113,354	112,728	113,006
Deferred compensation	(50)	(197)	(641)
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(80,723)	(78,652)	(76,391)
Accumulated other comprehensive income (loss)	3	(4)	—

Total stockholders’ equity	32,629	33,917	36,016

Total liabilities and stockholders’ equity	$56,291	$45,176	$58,538

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
	(In thousands, except for per share data)
Net revenues	$47,514	$35,922	$79,219	$61,972
Cost of sales	21,707	18,149	37,049	31,496

Gross profit	25,807	17,773	42,170	30,476

Operating expenses:
Fulfillment	6,296	5,195	11,843	9,446
Marketing	12,291	7,434	19,434	12,860
General and administrative	4,445	3,929	12,970	10,743

Total operating expenses	23,032	16,558	44,247	33,049

Income (loss) from operations	2,775	1,215	(2,077)	(2,573)
Interest income	61	60	219	75
Interest expense	(68)	(99)	(213)	(369)

Net income (loss)	$2,768	$1,176	$(2,071)	$(2,867)

Net income (loss) per share — basic	$0.32	$0.14	$(0.24)	$(0.41)

Net income (loss) per share — diluted	$0.30	$0.13	$(0.24)	$(0.41)

Weighted average shares outstanding — basic	8,770	8,522	8,694	7,071
Weighted average shares outstanding — diluted	9,330	9,379	8,694	7,071

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty - Nine Weeks Ended
	December 26,	December 28,
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(2,071)	$(2,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,996	1,930
Amortization of deferred stock compensation	18	201
Loss on disposal of property and equipment	61	—
Other non-cash charges	233	35
Issuance of stock for services rendered	—	9
Changes in current assets and liabilities:
Accounts receivable	(3,343)	(5,517)
Inventory	(3,792)	1,843
Other assets	(579)	292
Accounts payable	7,819	6,959
Accrued expenses and other current liabilities	4,151	5,924

Net cash provided by operating activities	4,493	8,809

Cash Flows From Investing Activities:
Maturities of investments	10,588	—
Purchase of investments	(7,789)	(3,435)
Purchase of property and equipment	(4,543)	(1,636)

Net cash used in investing activities	(1,744)	(5,071)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options, exercise of warrants and ESPP purchases	757	128
Principal payments on capital lease obligations	(449)	(469)
IPO Proceeds	—	28,952
Repayment of loan	—	(1,123)
Payment of loan costs and other	—	(414)
Payment of IPO costs	—	(1,053)

Net cash provided by financing activities	308	26,021

Net increase in cash and cash equivalents	3,057	29,759
Cash and cash equivalents at beginning of period	18,409	4,997

Cash and cash equivalents at end of period	$21,466	$34,756

Supplemental Cash Flow Information:
Cash paid for interest	$109	$194

See accompanying notes to these condensed financial statements.

REDENVELOPE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Financial Statements — Basis of Presentation

     The accompanying unaudited financial statements include the accounts of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”). The condensed balance sheets as of December 26, 2004 and December 28, 2003, the condensed statements of operations for the thirteen-week and thirty-nine week periods ended December 26, 2004 and December 28, 2003, and the condensed statements of cash flows for the thirty-nine week periods ended December 26, 2004 and December 28, 2003 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine week periods then ended. The balance sheet at March 28, 2004, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K, for the fiscal year ended March 28, 2004.

     Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the condensed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended March 28, 2004. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.

     The results of operations for the thirteen and thirty-nine weeks ended December 26, 2004 are not necessarily indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

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

     The following table illustrates the effect on net income (loss) and income (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, to all our employee stock compensation arrangements:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
		(in thousands, except per share data)
Net income (loss) – as reported	$2,768	$1,176	$(2,071)	$(2,867)
Stock-based employee compensation included in reported net income (loss)	5	77	18	212
Stock-based compensation expense determined under fair value base method	(75)	(225)	(749)	(533)

Pro forma net income (loss)	$2,698	$1,028	$(2,802)	$(3,188)

Basic and diluted earnings per share:
As reported – basic	$0.32	$0.14	$(0.24)	$(0.41)
As reported – diluted	$0.30	$0.13	$(0.24)	$(0.41)
Pro forma – basic	$0.31	$0.12	$(0.32)	$(0.45)
Pro forma – diluted	$0.29	$0.11	$(0.32)	$(0.45)

     Earnings (Loss) Per Share — For the thirteen weeks ended December 26, 2004 and December 28, 2003, basic net income per share was greater than the diluted net income per share because the effect of stock options, unvested shares and warrants outstanding was dilutive. The number of dilutive stock options, unvested shares, and warrants excluded from the calculation for the thirty-nine weeks ended December 26, 2004 and December 28, 2003, were approximately 1.4 million and 1.4 million, respectively, as the effect would be anti-dilutive.

     Comprehensive Income (Loss) —Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). Comprehensive income (loss) for the thirteen and thirty-nine weeks ended December 26, 2004 and December 28, 2003 was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss) — as reported	$2,768	$1,176	$(2,071)	$(2,867)
Other comprehensive income (loss) – unrealized gain (loss) on marketable securities	(1)	—	7	—

Comprehensive income (loss)	$2,767	$1,176	$(2,064)	$(2,867)

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

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Under the terms of SFAS 123R the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS123R requires that fair value be estimated using an option pricing model that takes into account at least the following items — the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest. The statement will be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the effect that SFAS 123R will have on its condensed balance sheets, condensed statements of operations and statements of shareholders’ equity and cash flows. However, the effect of SFAS 123R on the Company’s statement of operations is not expected to be materially different from the pro forma disclosures included in Note 2 of the Notes to Condensed Financial Statements.

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

     Available-for-sale investments at December 26, 2004 were as follows (in thousands):

Corporate bonds and auction preferred stock (short-term)	$3,764
Government securities (short-term)	2,258

Total available-for-sale investments	$6,022

     The gross realized gains or losses during the thirteen and thirty-nine weeks ended December 26, 2004 and for the thirteen and thirty-nine weeks ended December 28, 2003 were immaterial.

     The contractual maturity of all available-for-sale investments was less than one year at December 26, 2004.

4. Borrowing Arrangements

     The Company has a line of credit from CapitalSource Finance LLC. Per the terms of this agreement, CapitalSource Finance LLC has made available to the Company a credit facility under a revolving promissory note with a maximum principal amount of $11.0 million, subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time. Amounts borrowed under this line of credit bear interest at rates equal to the greater of 9.5% or the prime lending rate plus 5.75%, for advances up to a fluctuating base amount, and equal to the greater of 11.5% or the prime lending rate plus 7.75% for advances in excess of that base amount. Amounts borrowed under this line of credit are secured by substantially all of the Company’s assets. The line of credit agreement provides for certain events of default, sets forth a number of affirmative and negative covenants to which the Company must adhere and expires on April 15, 2006. The Company must pay an unused line fee of up to $0.05 million per year, which is payable monthly, based on the unused portion of the loan commitment. The Company has borrowed funds under this credit facility from time to time and periodically repaid such borrowings with available cash. There were no borrowings outstanding during the thirty-nine weeks ended December 26, 2004.

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

     As of December 26, 2004, the Company did not have an outstanding balance under this credit facility.

5. Commitment

     In July 2004, the Company entered into an operating lease agreement for approximately 28,000 square feet of office space for our headquarters in San Francisco, California. The lease term is five years with one option to extend for an additional two years and another option to extend for an additional five years. The Company also paid approximately $205,000 in the form of a security deposit in connection with the San Francisco office space lease. The future minimum lease payments under the lease as of December 26, 2004 are as follows (in thousands):

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

Overview

     In the third quarter of fiscal 2005, we began to see results from our recent infrastructure, merchandising and marketing initiatives. The investments that we made to our infrastructure enhanced our fulfillment capabilities during the holiday season. Our merchandise strategy, which includes products designed by us, was widely accepted by customers. Our marketing efforts, including the advertising campaigns, contributed to customer acquisition as well as strong performance from our existing customers. We believe our most recent Holiday results position RedEnvelope as an affordable luxury solution for people’s gift-giving needs.

     Our net revenues increased 32.3% from the third quarter of fiscal 2004 to $47.5 million in the third quarter of fiscal 2005. Gross margins were 54.3% in the third quarter of fiscal 2005 compared to 49.5% in the third quarter of fiscal 2004. Net income was $2.8 million in the third quarter of fiscal 2005 which represented a 135.4% increase over net income of $1.2 million in the third quarter of fiscal 2004.

     To enhance our operational execution, particularly for the busier holiday shopping season, we implemented new warehouse management software and installed new materials handling equipment at our fulfillment center during the second quarter of fiscal 2005. During the third quarter of fiscal 2005, we experienced improvements in our fulfillment process compared to the third quarter of fiscal 2004. However, we believe that there exist further opportunities to improve our fulfillment costs as a percentage of net revenues. We plan to improve our labor cost model associated with the fulfillment center and to further address workflow around the personalization of products. If we are unable to improve the performance of the fulfillment process at our fulfillment center, we may incur additional labor and shipping costs, fail to satisfy demand for our products or experience customer dissatisfaction, any of which could have a material adverse affect on our business, financial condition, and operating results. Achieving operational effectiveness at times of peak demand will continue to be a critical area of management focus.

     During the third quarter of fiscal 2005, we increased our marketing efforts through our catalog, online, email, advertising and public relations campaigns. Consistent with our marketing strategy, we believe all of these marketing efforts complemented each other. Revenues from customers who receive our catalogs grew 36.0% over the third quarter of fiscal 2004. Additionally, online revenues, through search, portals and affiliates, grew 37.9% from the third quarter of fiscal 2004. Our revenues from new customers were 55.3% of total revenues in the third quarter of fiscal 2005 compared to 54.0% in the third quarter of fiscal 2004. As of the end of the third quarter of fiscal 2005, our internal database of customer names (customers who have purchased from the Company in the past) increased to approximately 2.2 million, with approximately 285,000 new customers names added in the third quarter of fiscal 2005. We intend to promote loyalty from these new customers, as well as continued loyalty from existing customers, by offering unique and innovative products, helpful and knowledgeable customer service, accurate fulfillment rates and targeted marketing programs. Our new print and outdoor advertising campaigns were launched in the third quarter of fiscal 2005. These campaigns were designed to introduce our brand to new customers and reinforce it with our existing customer base. For the quarter, our website traffic increased 32% for new customers and 38% for existing customers. We believe our recent advertising campaigns contributed to this increase and had a positive effect on our business during the holiday season.

     The holiday season represents an opportunity for us to showcase our product development capabilities. This year was no exception. Of our top fifty sellers during the third quarter of fiscal 2005, 84% of the product assortment was proprietary to RedEnvelope compared to 74% during the same period last year. Moreover, 58% of our top fifty sellers during the third quarter of fiscal 2005 were designed in-house compared to 30% during the same period last year. Some of the product categories that experienced growth from last year include men’s and women’s accessories, jewelry, children, plants and flowers. We believe the growth across this wide range of categories suggests we are offering customers gifts they cannot find elsewhere in the market. We believe that our expanded assortment of everyday occasion products will advance our mission to be recognized as the gift-authority.

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

     Revenue recognition. We derive our revenues from merchandise sales made to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer and any payments received prior to the estimated date of receipt of the goods by the customer are deferred. We use our third-party freight carrier information to estimate when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Significant management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. In particular, our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $1.0 million, $0.2 million and $1.4 million as of December 26, 2004, March 28, 2004 and December 28, 2003, respectively.

     The extreme weather in the Midwest before Christmas impaired the operations of package delivery services. Orders representing an additional approximately $0.7 million in net revenues that were shipped from our fulfillment center were not delivered to recipients prior to the end of the third fiscal quarter. Because we recognize revenue when goods are delivered to recipients, these net revenues and related cost of sales were deferred at the end of the third fiscal quarter and will be recognized in the fourth fiscal 2005 quarter.

     Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs and the cost of gift wrap, are included in cost of sales. Handling costs, which include fees paid to our former third-party fulfillment service provider as well as fulfillment center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the thirteen weeks ended December 26, 2004 and December 28, 2003 were $2.4 million and $2.4 million, respectively. Handling costs included in operating expenses —fulfillment for the thirty-nine weeks ended December 26, 2004 and December 28, 2003 were $4.3 million and $3.9 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or to operating expenses, resulting in higher gross profit.

     Inventory. Inventories are stated at the lower of cost or market. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific provisions are recorded in the event the cost of the inventory exceeds the fair market value. In addition, we estimate a reserve for expected inventory shrinkage based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at fiscal year-end based on the results of our physical inventory count. The obsolescence reserve was $0.5 million, $0.3 million and $0.8 million as of December 26, 2004, March 28, 2004 and December 28, 2003, respectively.

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

     In fiscal 2004, we granted approximately 0.3 million options to employees at an exercise price that was less than the fair market value of our stock on the date of grant. We recorded $0.7 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards into general and administrative expenses in the statements of operations. We recorded amortization expense of $5,000 and $18,000 for the thirteen and thirty-nine weeks ended December 26, 2004. We recorded amortization expense of $77,000 and $212,000 for the thirteen weeks and thirty-nine weeks ended December 28, 2003.

Results of Operations

     The following table sets forth our statements of operations data for the thirteen and thirty-nine weeks ended December 26, 2004 and December 28, 2003, respectively, expressed as a percentage of net revenues.

	Thirteen Weeks		Thirty-Nine Weeks
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
Statements of Operation Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.7	50.5	46.8	50.8

Gross profit	54.3	49.5	53.2	49.2
Operating expenses:
Fulfillment	13.3	14.5	14.9	15.2
Marketing	25.9	20.7	24.5	20.8
General and administrative	9.4	10.9	16.4	17.3

Total operating expenses	48.6	46.1	55.8	53.3
Income (loss) from operations	5.7	3.4	(2.6)	(4.1)
Interest income	0.1	0.2	0.3	0.1
Interest expense	(0.1)	(0.3)	(0.3)	(0.6)

Net income (loss)	5.7%	3.3%	(2.6)%	(4.6)%

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

     Net revenues were $47.5 million and $35.9 million for the thirteen weeks ended December 26, 2004 and December 28, 2003, respectively, representing a 32.3% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our online, catalog, and advertising campaigns. Online revenues, through search, portals, and affiliates, grew 37.9% over the same quarter in the prior year. During the third quarter of fiscal 2005, revenues from customers who receive our catalogs grew 36.0% over the third quarter of fiscal 2004. During the third quarter of fiscal 2005, we increased our holiday catalog circulation by approximately 3.1 million catalogs, or 42.0% over the third quarter of fiscal 2004. The growth in these two channels, which are our two largest channels, was slightly offset by the decline in revenues from customers that order directly through our website without an apparent connection to our catalog, online, email, or corporate marketing activities. The total number of orders in the third quarter of fiscal 2005 increased by approximately 21.2% over the total number of orders in the third quarter of fiscal 2004, primarily as a result of the increased marketing activities. Net revenues per order in the third quarter of fiscal 2005 increased by approximately 9.1% over net revenues per order in the third quarter of fiscal 2004 due to increased customer demand for our jewelry, men’s and women’s accessories, and apparel product categories which typically carry higher average item prices.

     During the week leading up to Christmas, extreme weather in the Midwest and consequent hazardous road conditions delayed order processing at our fulfillment center. On Wednesday, December 22nd and Thursday, December 23rd, the majority of the Company’s fulfillment center employees could not reach our fulfillment center, dramatically reducing the fulfillment center’s processing capacity. We believe that, as a result, shipment and delivery of orders representing approximately $0.8 million in net revenues remained in the warehouse and were not delivered until after the end of the third quarter. Absent these severe weather conditions these orders would have been fulfilled and delivered prior to the end of the third fiscal quarter. The net revenues and related cost of sales will be recognized in the fourth fiscal quarter of 2005. If these delivery delays negatively impact our customer loyalty, our operating results could be materially harmed.

     Additionally, the extreme weather impaired the operations of package delivery services. Orders representing approximately $0.7 million in net revenues that were shipped from our fulfillment center were not delivered to recipients prior to the end of the third fiscal quarter. We believe that absent these severe weather conditions, these orders would have been delivered prior to the end of the third fiscal quarter. Because we recognizes revenue when goods are delivered to recipients, these net revenues and related cost of sales were deferred at the end of the third fiscal quarter and will be recognized in the fourth fiscal quarter of 2005. We made efforts to contact customers to inform them of the potential delays.

     If the fulfillment or delivery delays resulting from the weather conditions negatively impact our customer loyalty, our operating results could be materially harmed.

     Net revenues were $79.2 million and $62.0 million for the thirty-nine weeks ended December 26, 2004 and December 28, 2003, respectively, representing a 27.8% increase. The increase was primarily due to increased demand for our products resulting primarily from additional marketing efforts through our online, catalog and advertising campaigns. For the thirty-nine weeks ended December 26, 2004, online revenues, through search, portals, and affiliates, grew 32.7% over the thirty-nine weeks ended December 28, 2003. For the thirty-nine weeks ended December 26, 2004, revenues from customers who receive our catalogs grew 36.8% over the thirty-nine weeks ended December 28, 2003. For the initial thirty-nine weeks of fiscal 2005, we increased our catalog circulation by approximately 5.5 million catalogs, or 38.7% over the same period in fiscal 2004. The number of orders placed during the initial thirty-nine weeks of fiscal 2005 increased by approximately 18.8% over the number of orders placed during the initial thirty-nine weeks of fiscal 2004, primarily as a result of the increased marketing activities. Net revenues per order in the initial thirty-nine weeks of fiscal 2005 increased by approximately 7.6% over the net revenues per order in the initial thirty-nine weeks of fiscal 2004 primarily due to increased customer demand for our jewelry, men’s and women’s accessories, and apparel product categories which typically carry higher average item prices. In August of 2003, we changed the delivery charge for standard ground delivery to a flat rate regardless of order value. As a result, our shipping revenues have not increased at the same rate as product sales in the initial thirty-nine weeks of fiscal 2005 compared to the initial thirty-nine weeks of fiscal 2004. Our customer base increased from approximately 1.7 million at the end of December 28, 2003 to approximately 2.2 million at the end of the third quarter of fiscal 2005.

Cost of Sales

     Cost of sales consists of the cost of the product sold, shipping costs including inbound and outbound freight and gift-wrap expense. Handling costs, which include fees paid to our former third-party fulfillment service provider and fulfillment center expenses, are included in operating expenses — fulfillment.

     Cost of sales were $21.7 million and $18.1 million for the thirteen weeks ended December 26, 2004 and December 28, 2003, respectively, representing 45.7% and 50.5% of net revenues, respectively. The 19.6% increase in costs of sales was mainly attributable to the 32.3% increase in net revenues. As a percentage of net revenues, the decrease was primarily attributable to higher average product margins resulting from an increase in overseas product sourcing, which typically has lower product costs.

     Cost of sales were $37.0 million and $31.5 million for the thirty-nine weeks ended December 26, 2004 and December 28, 2003, respectively, representing 46.8% and 50.8% of net revenues, respectively. The 17.6% increase in costs of sales was mainly attributable to the 27.8% increase in net revenues. The decrease in cost of sales as a percentage of net revenues was primarily attributable to higher average product margins resulting from an increase in overseas product sourcing, which typically has lower product costs.

     Operating Expenses

     Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our fulfillment center and customer service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred by our fulfillment center and our customer service facility. Prior to August 2003, fulfillment expenses also included fees paid to our former third-party fulfillment service provider. Services performed by our former third-party fulfillment service provider included receiving, picking, packing, shipping and other warehousing activities.

     Fulfillment expenses were $6.3 million and $5.2 million for the thirteen weeks ended December 26, 2004 and December 28, 2003, respectively, representing 13.3% and 14.5% of net revenues, respectively. The increase in dollars was primarily attributable to the 21.2% increase in the number of orders. As a percentage of net revenues, the decrease was attributable to improved fulfillment processes at our fulfillment center. In the third quarter of fiscal 2004, we encountered delays in our fulfillment processes, which resulted in additional labor costs.

     Fulfillment expenses were $11.8 million and $9.4 million for the thirty-nine weeks ended December 26, 2004 and December 28, 2003, respectively, representing 14.9% and 15.2% of net revenues, respectively. The increase in dollars was primarily attributable to the 18.8% increase in the number of orders. As a percentage of net revenues, the slight decrease was primarily attributable to expense efficiencies at our fulfillment center compared to the third quarter of last year. As a result of improved order fulfillment rates, our customer service center has been able to focus on phone calls for order placing and less resources were needed for phone calls associated with order fulfillment inaccuracies. Moreover, our return rates in the initial thirty-nine weeks of fiscal 2005 have decreased compared to the initial thirty-nine weeks of fiscal 2004.

     During the third quarter of fiscal 2005, a winter storm affected transportation in and around the areas of our fulfillment center. As a result, our third party shipping carriers were unable to deliver shipments by December 26, 2004. We made efforts to contact customers to inform them of the potential delays. If these delivery delays negatively impact our customer loyalty, our operating results could be materially harmed.

     The investments we have made in our materials handling processes, materials handling equipment and warehouse management software have provided us with the capabilities to better manage our fulfillment operations and scale our business. Nevertheless, we believe there are further improvements to be made. If we are unable to improve the performance and increase the efficiencies of the fulfillment process at our distribution center, our operating results could be materially harmed.

     Marketing. Marketing expenses consist primarily of online and catalog programs as well as advertising, public relations, and other promotional expenditures.

     Marketing expenses were $12.3 million and $7.4 million for the thirteen weeks ended December 26, 2004 and December 28, 2003, respectively, representing 25.9% and 20.7% of net revenues, respectively. The increase in expenses both in dollars and as a percentage of net revenues was primarily due to additional spending in our online, catalog, advertising and corporate marketing campaigns. During the third quarter of fiscal 2005, we increased our holiday catalog circulation by approximately 3.1 million catalogs, or 42.0%, over the third quarter of fiscal 2004. Additionally, we launched print and outdoor advertising campaigns for the Holiday season.

     Marketing expenses were $19.4 million and $12.9 million for the thirty-nine weeks ended December 26, 2004 and December 28, 2003, respectively, representing 24.5% and 20.8% of net revenues, respectively. The increase in expenses both in dollars and as a percentage of net revenues was primarily due to additional spending in our online, catalog, advertising and corporate marketing campaigns. During the initial thirty-nine weeks of fiscal 2005, we increased our catalog circulation by approximately 5.5 million catalogs, or 38.7%, over the initial thirty-nine weeks of fiscal 2004. Currently, we plan to increase the circulation of our Valentine’s Day catalogs for the next fiscal quarter due to having a larger customer base than last year and to acquire additional customers.

     Currently, we plan to continue our marketing through print and outdoor advertising campaigns. As a result, we anticipate the costs of marketing for fiscal 2005 to increase compared to the prior fiscal year. If we are unsuccessful in generating sufficient revenues through these marketing vehicles to offset the increased costs, our operating results could be adversely affected.

     General and Administrative. General and administrative expenses consist of wages and benefits for our administrative employees, located primarily at our corporate office. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.

     General and administrative expenses were $4.4 million and $3.9 million for the thirteen weeks ended December 26, 2004 and December 28, 2003, respectively, representing 9.4% and 10.9% of net revenues, respectively. The increase in dollars was primarily due to increased personnel related costs, accounting fees, business taxes, costs, and depreciation expense. The decrease in expenses as a percentage of net revenues was primarily due to the increase in net revenues.

     General and administrative expenses were $13.0 million and $10.7 million for the thirty-nine weeks ended December 26, 2004 and December 28, 2003, respectively, representing 16.4% and 17.3% of net revenues, respectively. The increase in dollars was primarily due to training and consulting fees related to our software and systems implementations projects, increased personnel related costs and the costs associated with being a publicly-held company, including those associated with our Annual Meeting of Stockholders. The decrease in expenses as a percentage of net revenues was primarily due to the increase in net revenues.

     The implementation of new software systems in fiscal year 2005 will result in additional depreciation expense in future quarters. We also currently plan on increasing our general and administrative employee headcount (i.e., employees other than fulfillment and customer service employees) in order to support anticipated future business needs, which will add to general and administrative expenses. Also, the compliance requirements associated with being a public company will likely increase our accounting and legal expenses.

     Other Income and Expenses

     Interest Income. Interest income was $0.06 million and $0.06 million in the thirteen weeks ended December 26, 2004 and December 28, 2003, respectively. Interest income was $0.2 million and $0.08 million for the thirty-nine weeks ended December 26, 2004 and December 28, 2003, respectively. The increases are primarily due to higher average cash balances and slightly higher interest rates.

     Interest Expense. Interest expense was $0.07 million and $0.1 million in the thirteen weeks ended December 26, 2004 and December 28, 2003, respectively. Interest expense was $0.2 million and $0.4 million for the thirty-nine weeks ended December 26, 2004 and December 28, 2003, respectively. The decreases are primarily attributable to lower amounts of debt outstanding.

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

     Cash Flows From Operating Activities — Net cash flows provided by operating activities were $4.5 million and $8.8 million for the thirty-nine weeks ended December 26, 2004 and December 28, 2003, respectively. Net cash provided by operating activities resulted from changes in working capital that was slightly offset by losses. Specifically, there was an increase in our accounts payable, accrued expenses and an increase in our merchandise inventories. This was primarily due to the timing of seasonal inventory receipts and payable disbursements.

     Cash Flows From Investing Activities — Net cash flows used in investing activities were ($1.7) million and ($5.1) million for the thirty-nine weeks ended December 26, 2004 and December 28, 2003, respectively. Uses of cash flow from investing activities consisted of capital expenditures for property and equipment purchases, which were partially offset by maturities of investments. We have incurred capital expenditures for software systems to support our financial and warehouse management systems. We are also planning capital expenditures for certain order management functions. We believe the implementation of these software systems will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These capital expenditures will result in an increase in our depreciation expense. For the initial thirty-nine weeks of fiscal 2005, we have spent approximately $2.9 million for our warehouse management system, materials handling equipment, and order management system projects. We currently estimate spending an additional amount of approximately $0.2 million over the remainder of fiscal 2005 on our order management system project. Additionally, we incurred approximately $0.7 million in tenant improvements and capital asset additions in connection with our new San Francisco office space. Although we believe these estimates on expenditures to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be significantly greater.

     Cash Flows From Financing Activities — Net cash flows provided by financing activities were $0.3 million and $26.0 million for the thirty-nine weeks ended December 26, 2004 and December 28, 2003, respectively. For the initial thirty-nine weeks of fiscal 2005, net cash flows from financing activities consisted of proceeds from the exercises of stock options and warrants slightly offset by payments for capital lease obligations.

     Revolving Credit Facility — We also have funds available of up to $11.0 million pursuant to our revolving credit facility with CapitalSource Finance LLC, which is described more fully in Note 4 to the financial statements contained in this report. Our ability to borrow under this credit facility is subject to compliance with its terms. At December 26, 2004, we had no borrowings under the revolving credit facility.

     On June 21, 2004, we amended the terms of our credit facility with CapitalSource Finance LLC. Under the terms of this Second Amendment, certain covenants for inventory ratios and capital expenditure limitations were eliminated. The minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant was modified, and quarterly minimum unrestricted cash balance levels were established. Further, under this Second Amendment, the EBITDA and minimum unrestricted cash balance covenants were modified such that they are not applicable unless borrowings are outstanding. CapitalSource Finance LLC previously has waived non-compliance with such covenants as of prior dates, but we can offer no assurance that they will do so in the future in the event of non-compliance with a covenant at a time when borrowings are outstanding, if ever.

     In advance of any borrowings, we are required to deliver to CapitalSource Finance LLC written notification of our intent to borrow, certain consents from our landlords and credit card processing firm, a list of domain name registrations, evidence of compliance with EBITDA and minimum unrestricted cash balance levels on a prospective basis, and historical and prospective financial statements. In addition, CapitalSource Finance LLC may perform due diligence on our financial projections.

     In July 2004, we entered into an operating lease agreement for approximately 28,000 square feet of office space for our headquarters in San Francisco, California. The lease for our former headquarters expired in September 2004. The new monthly lease commitment amount is approximately the same as the prior monthly rental amount.

     We believe that the cash currently on hand will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash on hand and the cash generated from operations to fund operations and capital expenditures. We may, in the future, be required to raise funds through additional equity and /or debt financings to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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

     We have a history of losses and we may continue to incur losses for the foreseeable future. As of December 26, 2004, our accumulated deficit was $80.7 million. We have not achieved profitability for a full fiscal year. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

Because we experience seasonal fluctuations in our net sales, our quarterly results will fluctuate and our annual performance will depend largely on results from one quarter.

     Our business is highly seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a substantial portion of our net revenues occur during our third fiscal quarter ending around December 31. We generally experience lower net revenues during the first, second and fourth fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. The third fiscal quarter accounted for approximately 45% of net revenues in the fiscal year ended March 28, 2004. We cannot predict with certainty what percentage of our total net revenues for fiscal year 2005 will be represented by our third fiscal quarter revenues. In anticipation of increased sales activity during the third fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. If sales for the third fiscal quarter do not meet anticipated levels, then increased expenses may not be offset, which would adversely affect our financial condition. If we were to experience lower than expected sales during one of our third fiscal quarters, for whatever reason, it would have a disproportionately large negative impact on our annual operating results and financial condition for that fiscal year. If our net revenues during our third fiscal quarter were to fall below projections or the expectations of securities analysts, our stock price could decline, perhaps significantly.

Our operating results are volatile and difficult to predict and may adversely affect our stock price.

     Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Further, because our business is seasonal, our operating results may vary significantly from one quarter to the next as part of our normal business cycle. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. It is likely that in some future quarter our operating results may fall below projections or the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.

     Factors that could cause our operating results to fluctuate include the following:

•	The seasonality of our business

•	Decreases in the number of visitors to our website or our inability to convert those visitors into customers

•	Technical difficulties, including system or Internet failures

•	Fluctuations in the demand for our products

•	The number of prior customers that make repeat purchases

•	Overstocking or understocking of our merchandise

•	Offering of new or enhanced services or more popular products by our competitors

•	Fluctuations in the level of our product returns

•	Termination of existing marketing relationships or failure to develop successful new marketing relationships

•	Fluctuations in shipping costs, particularly during the holiday season

•	Fluctuations in advertising, marketing or catalog production and distribution costs

•	Fluctuations in personalization and fulfillment costs

•	The amount and timing of operating costs and capital expenditures including those relating to expansion or upgrade of our operations

•	Changes in government regulations and taxation related to use of the Internet or otherwise applicable to our business

•	Wars, natural disasters or other catastrophic events

•	Economic conditions generally or economic conditions specific to the Internet, online commerce, the retail industry, the mail order industry or the gift industry

•	Changes in the mix of products that we sell

•	Fluctuations in levels of inventory theft, damage or obsolescence

•	Costs associated with litigation or other disputes

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

     Our fulfillment and distribution operation is located in leased facilities in Lockbourne, Ohio. Our agreement with the fulfillment services company that previously managed the fulfillment and distribution operations at the Lockbourne, Ohio facility expired in August 2003, at which point we assumed direct control of fulfillment and distribution operations. We have limited experience managing fulfillment and distribution operations, and we cannot assure you that we will be successful in this endeavor. We experienced significant difficulties managing the fulfillment and distribution operations during the 2003 holiday season, including difficulties in inventory management and timely gift personalization, and anticipated efficiencies from managing the fulfillment center ourselves did not materialize during that period. If we are unable to manage successfully our fulfillment and distribution operations and to meet our customers’ expectations regarding personalization, presentation and delivery, our business reputation, operations and financial condition could be seriously harmed. Further, any difficulty in managing our fulfillment and distribution operations could require us to find one or more parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple fulfillment facilities. Further, we may need to expand or upgrade our fulfillment operations in the future to accommodate increases in customer orders, increased demand for personalized products or changes in available technology. If we fail to successfully manage, expand or make necessary upgrades to our fulfillment and distribution operations in a timely and cost-effective manner, it would have a material adverse effect on our business.

If we do not manage our inventory levels successfully, our operating results will be affected adversely.

     We must maintain sufficient inventory levels to operate our business successfully. Rapidly changing trends in consumer tastes for gift items expose us to significant inventory risks, particularly during our third fiscal quarter when inventory levels are highest due to the holiday shopping season. Consumer preferences can change between the time we order a product and the time it is available for sale. We base our product selection on our projections of consumer tastes and preferences in a future period, and we cannot guarantee that our projections of consumer tastes and preferences will be accurate. It is critical to our success that we accurately predict consumer tastes and stock our product offerings in appropriate quantities. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the third fiscal quarter of each year, after we have significantly increased inventory levels for the holiday shopping season. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any such increase would require the use of additional working capital and subject us to additional inventory risks. Further, our failure to stock sufficient quantities of popular products would likely cause us to miss revenue opportunities and could cause our customers to become dissatisfied and look to our competitors for their gift items, which could also harm our business reputation. In the past, some of our popular items were not stocked in quantities sufficient to meet the demand for such items, which likely led to missed sales opportunities. If we fail to stock popular products in sufficient quantities or if we overstock products, our business, financial condition and operating results would be affected adversely.

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

     In addition, we may not receive products from our suppliers in a timely manner or we may receive products from our suppliers that do not meet our quality standards. From time to time, we receive products from suppliers that are of insufficient quality to provide to our customers. Generally the supplier is able to quickly rectify the problem, but occasionally we have been unable to obtain replacement product quickly enough to fulfill all customer orders for such product in a timely manner, particularly with respect to items sourced overseas which tend to have longer delivery lead time requirements. If we do not receive products from our suppliers in a timely manner or if we receive products from our suppliers that do not meet our high quality standards and we are unable to obtain suitable replacement products in a timely manner, our reputation and our operating results could be harmed. Further, customers who do not receive their products in a timely manner may look to our competitors for their gift items.

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

     Our operating results could suffer if we fail to offer or sell sufficient quantities of proprietary products.

     In recent periods, the majority of our most popular products has been designed in-house or was otherwise exclusive to RedEnvelope. As proprietary products generally carry higher gross margins than widely available products, any failure to offer and sell large numbers of proprietary products could prevent us from achieving our gross margin objectives. If we are unable for any reason to design or source popular proprietary products or if we are unable to sell sufficient quantities of proprietary products during any future period, our operating results would be adversely affected.

     Our facilities and systems are vulnerable to natural disasters or other catastrophic events.

     Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. Our distribution facility, located in Lockbourne, Ohio, houses substantially all of our product inventory and is the location from which substantially all of our sales are shipped. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Further, California has in the recent past experienced power outages as a result of limited electrical power supplies. These outages may recur in the future and we cannot determine the effect, if any, that such outages would have on the operation of our business. In addition, as our inventory and distribution facility is located in an area that is susceptible to harsh weather, a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Also, areas in and around San Diego, California, the site of our customer service facility, have in the past experienced severe wildfires. The occurrence of any such wildfires in the future could destroy, render inoperable or cause the evacuation of our customer service facility, which could significantly disrupt our ability to provide satisfactory customer service. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that an earthquake, natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be seriously harmed.

     We have grown quickly and if we fail to manage our growth, our business will suffer.

     We have rapidly and significantly expanded our operations, and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address market opportunities and desired growth in our customer base. Prior expansion has placed, and any future expansion is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers or senior management personnel have no prior senior management experience at public companies. Our new employees include key officers as well as a number of key managerial, technical and operations personnel who have not yet been fully integrated into our operations. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal controls and procedures required by the recently enacted Sarbanes Oxley Act of 2002. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets, technologies or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, implement proper controls and systems in an efficient manner, or successfully integrate any assets, technologies or businesses that we may acquire, or if we acquire assets, technologies or business that do not prove complimentary to us, our business, financial condition and results of operations would be affected adversely.

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

     We recently implemented certain system enhancements and upgrades, including a new warehouse management system, and an updated financial software package. We are currently in the process of implementing a new order-entry software system and software to enhance the features of our website. Also, we are in the process of modifying certain internal processes for the purpose of improving our productivity and making our operations more cost efficient. However, we cannot assure you that we will be successful in these efforts. Possible cost overruns in these implementation efforts may result in higher than anticipated capital expenditures and delays in or other problems arising out of these implementations could lead to customer dissatisfaction. If we do not successfully implement one or more of these intended upgrades or modified processes or if we do not achieve desired efficiencies or cost savings as a result of these changes or if attempts to enhance our website are unsuccessful or are not appealing to our customers, our business and operating results could be harmed, perhaps significantly.

Delivery of our merchandise could be delayed or disrupted by factors beyond our control, and we could lose customers as a result.

     As timely gift delivery is essential to our customer’s satisfaction, any delay disruption or inaccuracy in order, fulfillment and shipping, particularly during the holiday shopping season, could cause us to lose customers and negatively affect our business and reputation. In addition, we rely upon third-party carriers for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs.

     We rely on seasonal and temporary employees during periods of peak activity and any failure by such employees to adequately perform their jobs could adversely affect our operations.

     We depend on temporary and seasonal employees to adequately staff our fulfillment facility and customer service facilities during busy periods such as the holiday shopping season, including individuals responsible for gift personalization and packaging and responding to customer and potential customer inquiries. Temporary employees may not have the same levels of training or commitment as full-time employees and, as a result, may be more likely to provide unsatisfactory service. We cannot assure you that we will continue to receive adequate assistance from our temporary employees, or that we will continue to have access to sufficient numbers of competent temporary employees on a cost-effective basis, particularly during the holiday shopping season, which season is critical to our business. If we are unable to adequately staff our fulfillment and customer service facilities, particularly during the holiday shopping season and other periods of increased activity or if our temporary and seasonal employees do not provide satisfactory service, our operations and sales during such period could suffer, and our reputation could be harmed.

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

     Catalog production and mailings entail substantial paper, printing, postage and human labor costs. Increases in the costs of producing and distributing the RedEnvelope catalog, including increases in postage rates or paper, photography, or printing costs, may reduce the margin on sales derived from our catalog. The U.S. Postal Service is likely to increase its postage rates in the future and other delivery and overnight courier services that we utilize to deliver our products also will likely raise their rates in the future, which could significantly increase the aggregate cost of mailing our catalogs. As we incur nearly all of the costs associated with our catalogs prior to mailing, we are unable to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. In addition, response rates to our mailings and, as a result, revenues generated by each mailing, are affected by factors such as constantly changing consumer preferences and our ability to include a product assortment that satisfies those preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings, and changes in our merchandise mix, several or all of which may be outside of our control. If we were to experience an increase in the costs associated with producing or delivering our catalogs or a delay in distributing our catalogs or if our catalogs fail to produce sales at satisfactory levels, our operating results would be adversely affected.

We are dependent on the success of our advertising and marketing efforts which are costly and may not achieve desired results.

     Our revenues depend on our ability to advertise and market our products effectively through the RedEnvelope catalog and our other advertising and marketing efforts. If we do not successfully advertise and market our products, our operating results will be seriously harmed. Increases in the cost of advertising and marketing, including paper and postage costs and the costs of complying with applicable regulations, may limit our ability to advertise and market our business in a cost-effective manner. In addition, individuals are increasingly using software programs that block certain email marketing campaigns, and certain Federal and state laws and regulations may restrict our ability to effectively utilize email as a marketing tool. We are currently in the process of modifying our mix of advertising to include more print and outdoor advertising. If we decrease our advertising or marketing activities, if the effectiveness of such activities is diminished, due to increased costs, restrictions enacted by regulatory agencies or for any other reason or if our current advertising strategy does not yield anticipated results, our future operating results could be significantly harmed. We expect to increase spending on advertising and marketing in the future, and if such efforts do not produce a sufficient level of sales to cover their costs, it would harm our operating results.

Recent changes to our shipping rate policy could cause our revenues to decline.

     In August 2003, we changed our shipping rate policy from a graduated rate schedule, based on the cost of the item(s) purchased by a customer, to a consistent flat rate per shipment. This change will have the effect of lowering our average per-shipment shipping fee, thereby reducing our shipping revenues per order. While we believe that this change to our shipping rate policy will be conducive to an increase in our order volume, we cannot assure you that our order volume will be increased or that any increase in shipments will offset the reduction in per-shipment shipping revenues resulting from our shipping rate policy change. We believe that this change in shipping rate policy had an aggregate negative impact on our revenues for the third quarter of fiscal 2004, which was the first full quarter following the policy change, and subsequent periods. If our aggregate shipping revenues decrease as a result of the change in our shipping rate policy without a commensurate rise in product revenue, our business, financial condition and results of operations could be harmed.

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

     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. One of our long-time officers and directors, Hilary Billings, recently resigned from RedEnvelope. While we believe that this will have no material impact on our operations, we cannot assure you that disruptions occasioned by her departure will not have an adverse impact on our near-term operations. Our performance also depends on our ability to retain and motivate other officers and key employees. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Ms. May or any of our executive officers or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel would harm our business, financial condition and results of operations.

If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers.

     We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, partners, suppliers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Further, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and offer our services. Currently, we are involved in a trademark dispute with a company based in the United Kingdom regarding trademark rights in the United Kingdom and European Community. For more information on this dispute, see “Part II. Item 1 — Legal Proceedings” below. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business would be harmed.

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

     We may expand our operations in the future to sell our products internationally, but we have relatively little experience in purchasing, marketing and distributing products or services for international markets. It will be costly to establish international facilities and operations, promote our brand internationally, and develop localized websites, catalogs and other systems. Governments in other countries may regulate Internet or other online services in such areas as content, privacy, network security, encryption or distribution, which could significantly affect our ability to conduct business in those countries. If we are unsuccessful in our attempts to expand our operations into other countries, our operating results could be harmed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. We currently maintain a portfolio of fixed and variable rate investments consisting of cash equivalents and short-term marketable securities, which can be affected by changes in market interest rates. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”. Marketable securities are comprised of government securities and corporate bonds. We do not use derivative financial instruments in our investment portfolio. (See Note 3 of Notes to Condensed Financial Statements)

     All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments in marketable securities are considered short-term investments if maturities range over three months but less than one year, or long term investments if maturities are one year or longer.

     The following table lists our cash and cash equivalents, short-term investments and long-term investments at December 26, 2004:

December 26, 2004
(In thousands)
Cash and cash equivalents	$21,466
Short-term investments	6,022

Total	$27,488

     If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.

     Foreign Currency Risk. We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. As of December 26, 2004, any currency risks related to these transactions were not significant to us. A decline in the relative value of U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On September 24, 2003, a Registration Statement on Form S-1 (Commission File No. 333-106120) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The net proceeds to us from the offering were approximately $29.0 million after deducting underwriting discounts of $1.8 million. We used approximately $1.5 million of the net proceeds for fees related to the offering (excluding banker fees). Since the initial public offering, we have used approximately $6.5 million for purchases of property and equipment. We also use the net proceeds to fund our working capital requirements throughout the year.

Item 5. Other Information

     On December 22, 2004, we entered into an employment offer letter with Gary Korotzer for the position of Vice President of Marketing. The offer letter provides for a base salary of $225,000 per year, a sign-on bonus of $35,000, reimbursement of up to $20,000 of moving expenses and an option to purchase 30,000 shares of common stock. In addition, Mr. Korotzer’s offer letter provides that he will receive six months severance payments in the total amount of $112,000, paid ratably over a six month period, and six months continued health care insurance coverage under COBRA in the event of his employment is terminated by us without cause and provided that he signs our standard general release of any claims against RedEnvelope. Mr. Korotzer’s employment offer letter is filed with this Report on Form 10-Q as Exhibit 10.44.

Item 6. Exhibits

(a) Exhibits

10.44	Employment agreement dated December 22, 2004 between RedEnvelope, Inc. and Gary Korotzer

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDENVELOPE, INC.

By:	/s/ ERIC C. WONG

Eric C. Wong
Chief Financial Officer

Date: February 8, 2005

EXHIBIT INDEX

10.44	Employment agreement dated December 22, 2004 between RedEnvelope, Inc. and Gary Korotzer

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002