Form 10-K
period 2005-04-03
REDENVELOPE INC
filed 2005-07-19
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2005

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
Common Stock, par value $0.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¶229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 24, 2004, was approximately $58.5 million based upon the last sale price reported for such date on the Nasdaq National Market.
      The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 8,976,143 as of July 3, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

RedEnvelope, Inc.
TABLE OF CONTENTS TO FORM 10-K
For Fiscal Year Ended April 3, 2005

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
Overview
      RedEnvelope is an upscale online retailer of gifts. RedEnvelope’s goal is to make gift giving — no matter what the occasion or circumstance — easy and fun. RedEnvelope offers an extensive collection of imaginative, original gifts for every occasion, recipient and budget. We strive to maintain the highest standards for customer service and gift delivery in an effort to provide our customers with the best possible gift giving experience and to encourage repeat business. We believe that no other online gift retailer offers the combination of ease of shopping, choice of unique, high-quality gifts and superior customer service that we provide through our website and catalog. A foundation of our business strategy has been to develop, cultivate and satisfy an attractive and growing customer base. We have developed an internal database of approximately 2.3 million customer names, with approximately 560,000 new customers added in fiscal 2005.
      We strive to offer a wide assortment of high-quality, thoughtful gifts, many of which are difficult to find elsewhere and are not easily replicated. Our in-house design team creates unique proprietary products, and our merchants travel the world, sourcing unique products and often commissioning artists and vendors to create exclusive gifts just for RedEnvelope shoppers. Our gift wrap is distinctive and closely associated with our brand. Gift-wrapped products are delivered to the recipient in a branded, high-quality red box with a hand-tied ivory ribbon. We offer a wide assortment of products in fourteen categories, including new baby, jewelry, home, men’s and women’s accessories, and plants and flowers. Our price points range from $20 to $50 items intended for broad consumer appeal to higher priced items with more targeted appeal. We believe that our merchandising strategy and product quality enhance our ability to achieve attractive margins on our products.
      Through our website, www.redenvelope.com, customers can search for gifts by occasion, recipient, product category and price point. Our website generally features approximately 650 products. In addition, through our website our customers can register for our gift reminder service, sign up to receive email promotions, view their order history, and request a catalog. In fiscal 2005, approximately 73% of customer orders were placed through our website with the remainder placed through telephone orders. We also publish our full-color catalog several times during the year. Each catalog generally features approximately 130 products, increasing to approximately 230 products during the holiday shopping season, and also serves as the primary advertising vehicle for our Internet operations. During fiscal 2005 and 2004, we mailed approximately 25.3 million and 18.8 million catalogs, respectively, to over 13.8 million and 8 million individuals in each period, respectively.
      We currently intend to focus on the following strategies to grow our business, increase our revenues and achieve profitability:

•	Improve marketing efficiency — by focusing on cost-effective customer acquisition, the retention of existing customers, and increasing conversion of potential customers

•	Continue product innovation — by continuing to refresh our product offering each season

•	Seek to increase our scale to maximize cost efficiencies — by striving to increase revenues while managing fixed costs and improving fulfillment processes
      RedEnvelope, Inc. was incorporated in California in June 1997 under the name “Giftworks Online, Inc.” and changed its name to “911 Gifts, Inc.” in December 1997. We reincorporated in the State of Delaware under the name “911 Gifts, Inc.” in March 1999 and changed our name to “RedEnvelope, Inc.” in September

1999. We made an election to be treated as a S Corporation for federal and state tax purposes, which remained in effect through February 28, 1999, the day prior to our reincorporation in the State of Delaware. We completed our initial public offering in September 2003, and our common stock is listed on the Nasdaq National Market System under the symbol “REDE.”
Merchandising and Sourcing
      Our merchandising group has been designing and developing new products since 2001, as well as purchasing new products from outside sources. Our merchandising group meets regularly with our merchandise planning and sourcing teams to review product opportunities, product quality and customer feedback. From these meetings, ideas for proprietary products are put into design development with our in-house product development team. Our sourcing department then places and manages the production of these products, largely with overseas manufacturers. In addition, our merchandisers and sourcing department work with vendors to develop exclusive products that have unique and innovative features or concepts that we believe distinguish us from our competitors. We believe that the appeal of our proprietary and exclusive products is a key factor in broadening our customer base, strengthening and enhancing our brand appeal and improving our gross margins.
      During fiscal year 2005 approximately 32% of our products, representing approximately 42% of our revenues, can be characterized as proprietary; that is, designed and developed by our in-house team. In fiscal year 2005, approximately 94% of the products were exclusive and/or proprietary to RedEnvelope, and our proprietary products were some of our strongest performers. We currently intend to maintain the percentage of our assortment of exclusive and/or proprietary products at approximately 90% or more over the next several years.
      Our sourcing group works directly with domestic manufacturers, importers and overseas agents to purchase or manufacture our products. During fiscal 2005, we sourced approximately 32% of our products, representing approximately 42% of our revenue, from overseas. We currently plan to increase our overseas sourcing in order to improve our product margins. While products sourced overseas typically have lower costs, typically leading to higher product margins, our product margins for such products may be slightly offset by an increase in inbound freight and duty costs. Increasing security expenses, fuel costs and demand for shipping capacity may result in higher inbound freight costs than we have anticipated.
      We believe that working directly with overseas agents and manufacturers will allow us to more effectively manage product development and quality. Since, however, we do not have long-term arrangements with any vendor or distributor that guarantees the availability of products, we do not have a predictable or guaranteed supply of products in the near future. In addition, while our product development process includes sampling products for quality, there remains the possibility that final production runs will include products that do not meet our quality standards. Further, in recent years, U.S. companies have been subject to port strikes, which delayed the delivery of goods. As we increase our overseas sourcing, we face the risk of these delays, which could harm our business. Due to the lead times associated with overseas production, we may not be able to receive adequate levels of products that meet our quality standards. If we are unable for any reason to provide our customers with continued access to adequate levels of products that meet our quality standards, our operating results would be harmed.
      We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments or what the likely effect of such restrictions could be. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against items that we offer or intend to offer to our customers, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of items available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations also may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. For a discussion of these and other risks related to our merchandising and sourcing operations, please see “Factors That May Affect Future Results”.
Marketing
      Our marketing efforts rely on a mixture of Internet-based online programs, catalog circulation, public relations initiatives and traditional print and outdoor advertising. Revenues attributable to Internet-based channels, specifically portals, search (including natural and paid search) and affiliates (including revenue sharing arrangements), increased by 31% over the prior fiscal year. Revenues from customers who received our catalogs grew 36% over the prior year largely as a result of a 35% increase in the circulation of catalogs over the prior year. These increases were slightly offset by a decline in revenues from customers that ordered directly through our website without an apparent connection to our catalog, online, email, or corporate marketing activities.
      Currently, we believe the increase in commerce over the Internet will continue for the foreseeable future. However, if consumers are unwilling or unable to use the Internet to purchase retail products due to infrastructure problems, security concerns or otherwise, our business would be harmed. In addition, our competitors have increased their use of online marketing campaigns, and the cost of online marketing programs has increased. Moreover, software programs that block certain email marketing campaigns have gained in popularity with individuals. The federal government and certain states have enacted legislation specifically prohibiting or placing significant restrictions on email marketing campaigns. These trends could negatively impact our ability to market to customers through online marketing campaigns.
      We currently intend to continue to use our catalog programs to market our products and brand. However, increases in the cost of catalogs may limit our ability to advertise and market our business without reducing profitability. We plan on exploring other ways to market our products and brand. For example, during fiscal 2005, we marketed to customers through print and outdoor advertising. These advertising campaigns resulted in an increase in our marketing costs. Further, the results of new forms of advertising are likely to be less predictable than our online and catalog programs. Our limited experience with these methods of advertising may also cause us not to achieve the desired results. If such efforts do not produce a sufficient level of sales to cover their costs, it would harm our operating results. For a discussion of these and other risks related to our merchandising and sourcing operations, please see “Factors That May Affect Future Results”.
Fulfillment and Distribution
      We lease and operate an approximately 240,000 square foot warehouse and fulfillment facility in Lockbourne, Ohio. We hold our inventory at this facility and ship most of our merchandise directly from there to our customers. Customer orders are sent to the fulfillment center after they have been approved for shipment. Orders are then filled and audited for accuracy and quality before final processing. Some product assembly and most personalization, such as engraving and embroidery, is also performed at our fulfillment center, although the Company uses third parties for certain types of personalization and at times of peak demand. The Company also performs its signature gift-wrap services at its fulfillment center, if ordered by customers.
      We terminated our relationship with our third-party fulfillment service provider and assumed control of our fulfillment services in August 2003. In the third quarter of fiscal 2004, we experienced delays and errors in the fulfillment process at our distribution center, which prevented us from fulfilling demand for our products. In addition, the anticipated efficiencies from managing the distribution center ourselves have not materialized. Since then, we have made significant improvements in managing our distribution center over the past year, including implementing new materials handling processes and new warehouse management software. We believe that these changes have allowed and will continue to allow us to better manage our fulfillment operations and scale our business. If we are unable to improve the performance of the fulfillment process at our distribution center, we may incur additional labor costs, fail to satisfy demand for our products or experience customer dissatisfaction, any of which could have an adverse affect on our business, financial condition and operating results.

      We do not have any long-term contracts with any manufacturer or supplier and place nearly all of our orders by purchase order. If we fail to obtain sufficient quantities of inventory, it would have a harmful effect on our business, financial condition and results of operations. We have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales which could harm our business and operating results. For a discussion of these and other risks related to our fulfillment and distribution operations, please see “Factors That May Affect Future Results.”
Customer Service
      We lease and operate an approximately 13,000 square foot customer service center in San Diego, California. We are committed to providing our customers with courteous, knowledgeable and prompt service 24 hours a day, seven days a week. Our customer service group in San Diego provides personal attention to customers who call toll free, use Internet chat, or send emails to place orders or inquire about products. Our customer service group is also responsible for addressing customer concerns promptly in an attempt to achieve the customer’s complete satisfaction. We seek to provide a great customer experience and therefore, if a gift recipient is not satisfied with one of our products (except, under certain circumstances, personalized products), they can return the product for repair, replacement or refund at any time.
      We seek to hire and retain qualified customer service representatives and train them thoroughly. Training for customer service representatives focuses primarily on acquiring a working knowledge of our products and of developing an understanding of our high customer service standards.
      Our customer service operations are subject to a number of risks, including disruptions due to power outages, telecommunications or computer system failures, natural disasters and other catastrophic events or an inability to maintain proper levels of competent staffing, the occurrence of any of which could seriously harm our operations. In the upcoming months, we have planned building improvements at our San Diego call center. This type of construction may result in potential interruption to our ability to provide satisfactory customer support services. For a description of these and other risks related to our customer service operations, please see “Factors That May Affect Future Results.”
Competition
      We principally compete with a variety of department stores, Internet retailers, specialty retailers and other catalog merchants that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. We currently or potentially compete with a variety of companies, including:

•	other online retailers, such as Amazon.com, Gifts.com, Shopping.com and eBay

•	major department stores, such as Macy’s, Bloomingdale’s, Neiman Marcus and their online storefronts

•	physical and online stores and catalog retailers that sell popular gift items such as Pottery Barn, Brookstone, The Sharper Image, Tiffany’s, Harry & David, J Crew, and 1-800-Flowers

•	Internet portals and online service providers and other comparison shopping sites, such as AOL and Yahoo!
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
      The U.S. retail industry, the specialty retail industry in particular, and the online commerce sector are highly competitive, dynamic in nature and have undergone significant changes over the past several years and will likely continue to undergo significant changes. Our ability to anticipate and respond successfully to these changes is critical to our long-term growth and we cannot assure you that we will anticipate and respond successfully to changes in the retail industry and online commerce sectors. If we are unable to maintain or increase our market share or compete effectively in the retail gift market, our business, financial condition and operating results will be adversely affected.
Intellectual Property and Proprietary Rights
      We regard our trademarks, copyrights, domain names, trade secrets and other intellectual property as critical to our success. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights. These include copyright, trademark and trade secret laws and confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. “RedEnvelope” and certain other trademarks for our business either have been registered or registration applications are pending with United States Patent and Trademark Office and with certain foreign registries. Effective intellectual property protection may not be available in every country in which our products and services are made or will be made available online. If we are unable to protect or preserve the value of our intellectual property for any reason, our business would be harmed.
      We also rely on technologies and other intellectual property that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms, or at all, in the future. As a result, we may be required to develop or obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, operating results and financial condition. For a discussion of risks related to intellectual property, see “Factors That May Affect Future Results.”
Information Technology and Systems
      We use third party information technology systems for fulfillment, order management, merchandising, or website and financial reporting. In addition, we have internally developed significant portions of our website and integrated it with these other systems. We are continually making modifications to our overall technology infrastructure in an effort to improve the shopping experience and order fulfillment capabilities. We currently license and use Manhattan Associates’ Warehouse Management System for fulfillment, Mail Order and Catalog System (MACS) as our order management system and Oracle Financials for financial reporting. Our website currently incorporates software licensed from Broadvision, Inc. We may use other third-party information technology systems in the future.
      Our information technology systems are housed in a leased third-party facility in Santa Clara, California. Currently, we use 22 servers to run our website. Data is stored in a database that runs on a redundant server and storage array. We also have standby servers that can provide additional capacity as necessary. The facility hosting our servers provides redundant heating, ventilation, air conditioning, power and Internet connectivity. In November of 2003, we created a redundant data center in Cincinnati, Ohio. This back-up site is engineered to provide recovery of data within 1 hour, although we can offer no assurances that this facility could recover our data this quickly or at all in the event of an unplanned service interruption at our primary data center. We currently plan to move our servers and storage array from Santa Clara, California to a new location in San Francisco, California. This move may disrupt or otherwise affect the operability of our website which could have an adverse effect on our business.
      We are currently planning on implementing new software programs for our website, inventory planning, and order entry functions in fiscal years 2006 and 2007. We believe the implementation of these software systems will better support the needs of our business and customers. Software implementation projects entail significant technical and business risks, and we cannot assure you that such projects will be completed successfully or within our time and cost expectations. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These projects will result in uses of cash and additional depreciation expense.
      Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, terrorist attacks, natural disasters and other catastrophic events, and errors in usage by our employees and customers. In the event that our service provider in Santa Clara, San Francisco or Cincinnati has a disruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we would be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternate service provider on acceptable terms or in hosting the computer servers ourselves. Any significant interruption in the availability or functionality of our website, or our sales processing, fulfillment, distribution or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business. For a discussion of these and other risks related to our facilities and systems, see “Factors That May Affect Future Results.”
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
Employees
      As of April 3, 2005, we employed approximately 207 full-time employees. Additionally, we hire seasonal employees, temporary employees and use temporary employment agencies during the peak seasons. We have never had a work stoppage, and none of our employees is represented by a labor union. We consider our employee relationships to be positive. If we are unable to retain our key employees or if we are unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be affected adversely. For a discussion of these and other risks related to our employees, see “Factors That May Affect Future Results.”

Executive Officers of the Registrant
      The following table sets forth certain information regarding our executive officers and key employees as of July 19, 2005.

Name	Age	Position(s)

Alison L. May	55	Chief Executive Officer, President and Director
Polly E. Boe	50	Chief Financial Officer and Secretary
Edward M. Schmults	42	Chief Operating Officer
Kristine N. Dang	38	Executive Vice President, Merchandising
Gary M. Korotzer	42	Vice President of Marketing
Christopher E. Nordquist	39	General Counsel
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
      Polly E. Boe has served as Chief Financial Officer of RedEnvelope since April 2005. Ms. Boe was appointed by the Company’s Board of Directors to serve as its Chief Financial Officer, effective April 18, 2005. Prior to joining the Company, Ms. Boe was the Chief Financial Officer of the Sundance Catalog, a specialty direct retailer located in Salt Lake City, Utah, a post she had held since July 2001. From March 1999 to June 2000, Ms. Boe served as the Chief Financial Officer of Esprit de Corp., a branded apparel retailer and wholesaler. From 1978-1998, Ms. Boe held several positions at Levi Strauss & Co., including the Vice President, Finance of Levi Strauss Americas and of Levi Strauss USA and Vice President of Planning and Performance of Levi Strauss North America. Ms Boe is a certified public accountant and holds a BBA from the University of Texas at Austin.
      Edward M. Schmults has served as our Chief Operating Officer since January 2005. Prior to that, Mr. Schmults served as Senior Vice President of Operations at RedEnvelope from May 2004 to January 2005. Prior to joining RedEnvelope, Mr. Schmults served as a consultant for YOOX, an Italian web-based retailer of high fashion apparel and footwear. From November 2000 to February 2003, Mr. Schmults served as President of Global Accounts at Freeborders, an enterprise software company. From November 1997 to March 2000, Mr. Schmults served as President of Moonstone Mountain Equipment, a high-end outdoor apparel company. From 1990-1997, Mr. Schmults held several executive positions at Patagonia, including COO, CIO, and Managing Director of Patagonia Japan, where he oversaw all aspects of the retail, catalog and wholesale business. Mr. Schmults holds a MBA from Harvard University and a BA in Economics and Political Science from Yale University.
      Kristine N. Dang has served as Executive Vice President at RedEnvelope since February 2005. Prior to that, Ms. Dang served as General Merchandising Manager at RedEnvelope from April 2003 to February 2005. Prior to that, Ms Dang served as the Vice President of Merchandising at RedEnvelope from March 2000 to April 2003 and served as the Director of Merchandising at RedEnvelope from July 1998 to March 2000. Prior to joining RedEnvelope, from April 1997 to June 1998, Ms. Dang served as an Assistant Buyer at Williams-Sonoma, Inc., a specialty home furnishing retailer. Ms. Dang studied fashion design at San Francisco State University.
      Gary M. Korotzer has served as our Vice President of Marketing since January 2005. Prior to joining RedEnvelope, Mr. Korotzer served in several senior marketing positions at Charles Schwab and Company from 1997 to 2003, most recently as Senior Vice President, Mass Affluent Marketing. From 1994 to 1997 he served as Director, Customer Development at Qwest Communications. Prior to that, he held marketing management positions with American Express from 1989 to 1994. Mr. Korotzer holds a BS in Business Administration from Lewis and Clark College and an MBA in Marketing and International Business from New York University’s Stern School of Business.
      Christopher E. Nordquist has served as General Counsel since October 2003. Prior to joining RedEnvelope, from June 2001 to October 2003, Mr. Nordquist served as Chief Operating Officer of Asset Management Business at Thomas Weisel Partners, an investment bank, and from July 2000 to June 2001 as General Counsel of an asset management joint venture between Thomas Weisel Partners and Scudder Investments. From January 2000 to July 2000, he served as General Counsel at WR Hambrecht, an investment bank. From July 1998 to January 2000, he served as General Counsel of Esprit de Corp., a clothing retailer. From 1994 to 1998, he was Sr. Council at Barclays Global Investors, an institutional asset management firm. Prior to Barclays Global, he practiced law with the Shearman & Sterling and Howard, Rice law firms. Mr. Nordquist received a BA in Economics from St. Olaf College and a JD from the Boalt Hall School of Law of the University of California at Berkeley.

Item 2.	Properties
      As of April 3, 2005, we leased approximately 28,000 square feet of headquarters office space in San Francisco, California. Also, as of April 3, 2005 we leased approximately 240,000 square feet of distribution space located in Lockbourne, Ohio and approximately 13,000 square feet for our customer service center located in San Diego, California. We believe these facilities and the new headquarters space will be sufficient for our needs for at least the next twelve months, although we can offer no assurances in this regard. For a discussion of risks related to our facilities, see “Factors That May Affect Future Results.”
      Our information technology systems are housed in a leased third-party facility in Santa Clara, California, and we currently plan to move these systems to a similar facility in San Francisco, California in the near future. Currently, we use 22 servers to run our website. Data is stored in a database that runs on a redundant server and storage array. We also have standby servers that can provide additional capacity as necessary. The facility hosting our servers provides redundant heating, ventilation, air conditioning, power and Internet connectivity. In November of 2003, we created a redundant data center in Cincinnati, Ohio. For a discussion of the risks related to disruption in services at our third-party facility in Santa Clara and other facility-related risks, see “Factors That May Affect Future Results.”

Item 3.	Legal Proceedings
      By its letter dated March 9, 2000, Red Letter Days Plc, a United Kingdom company (Red Letter Days), asserted trademark rights in the United Kingdom in the marks RED LETTER, RED LETTER DAYS and the image of a red envelope. Red Letter Days offers experiential gifts in the United Kingdom. The letter claimed that if we were to use our name and the REDENVELOPE service mark in the United Kingdom in connection with retail sales of gifts, it would infringe Red Letter Days’ trademark rights. Red Letter Days opposed our applications to register the REDENVELOPE and RedEnvelope stylized logo marks in the United Kingdom and the European Community. On April 28, 2005, the European Community Trademarks office issued a decision allowing our European Community trademark registration to proceed for classes of goods and services that we believe would materially cover our business as it is currently conducted. On June 15, 2005, the United Kingdom Trademarks Registry rejected Red Letter Day’s opposition to our United Kingdom trademark applications. Red Letter Days could, however, appeal these decisions.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of the 2005 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock began trading on the Nasdaq National Market System on September 25, 2003 under the symbol REDE. The following table sets forth the high and low closing prices for the periods indicated.

Fiscal 2004	High	Low

1st Quarter	N/A	N/A
2nd Quarter	$14.55	$14.35
3rd Quarter	$16.85	$11.30
4th Quarter	$16.70	$8.07

Fiscal 2005	High	Low

1st Quarter	$10.80	$8.17
2nd Quarter	$8.92	$6.83
3rd Quarter	$13.70	$8.30
4th Quarter	$17.05	$7.40
      On May 23, 2005, the closing sales price of our common stock on the Nasdaq National Market System was $9.00.
      On September 24, 2003, a Registration Statement on Form S-1 (Commission File No. 333-106120) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The net proceeds to us from the offering were approximately $29.0 million after deducting underwriting discounts of $1.8 million. We used approximately $1.5 million of the net proceeds for fees related to the offering (excluding banker fees). Since the initial public offering, we have used approximately $7.0 million for purchases of property and equipment. We also use the net proceeds to fund our working capital requirements throughout the year.
Stockholders
      The number of stockholders of record as of May 23, 2005 was approximately 97. This number excludes beneficial owners whose stock is held in nominee or street name.
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

	Year Ended

	April 3,	March 28,	March 30,	March 31,	April 1,
	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$101,418	$79,308	$70,059	$55,778	$32,565
Cost of sales	48,725	39,594	36,577	31,446	19,800

Gross profit	52,693	39,714	33,482	24,332	12,765
Operating expenses:
Fulfillment	15,309	12,206	10,769	9,030	6,160
Marketing	24,468	16,680	15,280	13,411	21,613
General and administrative	18,142	15,677	14,598	15,423	11,741

Total operating expenses	57,919	44,563	40,647	37,864	39,514

Loss from operations	(5,226)	(4,849)	(7,165)	(13,532)	(26,749)
Interest income	352	170	160	459	1,424
Interest expense	(279)	(449)	(706)	(1,036)	(1,124)

Net loss	$(5,153)	$(5,128)	$(7,711)	$(14,109)	$(26,449)

Net loss per common share — basic and diluted	$(0.59)	$(1.16)	$(24.48)	$(53.04)	$(126.55)
Weighted average shares — basic and diluted	8,749	4,422	315	266	209

	As of

	April 3,	March 28,	March 30,	March 31,	April 1,
	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash and equivalents	$4,807	$2,653	$4,997	$4,910	$11,248
Working capital	23,038	27,638	7,179	483	19,087
Total assets	46,268	45,176	22,126	18,482	32,951
Capital lease obligations	869	1,412	1,775	477	661
Total indebtedness	—	—	1,123	6,000	6,797
Mandatorily redeemable convertible preferred stock	—	—	82,556	68,410	68,162
Stockholders’ equity (deficit)	$30,034	$33,917	$(71,451)	$(64,191)	$(51,439)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with other sections of this Annual Report on Form 10-K, including Item 1 of Part 1, “Business”, Item 6 of Part II, “Selected Financial Data” and Item 8 of Part II, “Financial Statements and Supplementary Data.”
Forward-Looking Statements
      This report, together with the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations and involve risks and uncertainties. Any statements contained in this report that are not purely statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements may include but are not limited to statements regarding our future operations and enhancements, product offerings, business, financial condition, results of operations and prospects. Additionally, statements concerning possible changes in applicable rules or legislation are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimate,” “may,” “should,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All forward-looking statements in this report are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Actual results and the timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those set forth below in this report under “Factors That May Affect Future Results,” and elsewhere in this report, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Overview
      RedEnvelope is an upscale online retailer of gifts and offers an extensive collection of gifts for every occasion, recipient and budget. Our in-house design team creates unique proprietary products, and our merchants travel the world, sourcing unique products and often commissioning artists and vendors to create exclusive gifts. Through our website, www.redenvelope.com, customers can search for gifts by occasion, recipient, product category and price point. We also publish our full-color catalog several times a year.
      In fiscal year 2005, our net revenues increased 27.9% from $79.3 million to $101.4 million. Our net loss for fiscal 2005 was $5.2 million compared to $5.1 million in the prior fiscal year. We increased our circulation of catalogs in fiscal 2005 by 35.0% and experienced growth in the catalog revenue of 36.0%. Online revenue grew 31.0% through our various search and affiliate sources. Our customer file grew 32.0% to 2.3 million names. The only area of revenue decline were the revenues from customers that order directly through our website without an apparent connection to one of our marketing programs.
      While we achieved strong revenue growth in fiscal 2005, it cost more than we anticipated to achieve this growth. Our ratio of marketing costs to revenue increased from 21.0% to 24.1%. We invested $4.5 million in traditional print and outdoor advertising and market research to help drive brand awareness and improve our positioning among online gift givers. As part of our plan to balance revenue growth with our goal of profitability for fiscal year 2006, we currently anticipate that our marketing expenses for fiscal 2006 will return to levels consistent with fiscal year 2004 of approximately 21% to 22% of revenue.
      Gross margins increased to 52.0% from 50.1% in fiscal year 2004. We believe this margin growth is primarily due to product lines revitalized with more proprietary products; i.e., products developed by our in house team and sourced overseas. To support the future growth of our business, we will continue making investments in areas such as highly qualified merchandising and product development staff. We believe investing in these areas will allow us to continue to offer customers with affordable, upscale, modern and unique gifts and provide the Company with improving gross margins.
      On June 28, 2005, the Company discovered that an inventory-related component of its accounts payable liability was overstated and commenced a review of this account. As a result of this review, the Company’s statements of operations for the fourth quarter of fiscal 2005 reflect an adjustment to its accounts payable liability of $650,000 relating to prior periods, which decreased the Company’s cost of goods sold, increased its gross profit and decreased the Company’s net loss by the same amount. This out-of-period adjustment included $321,000 associated with prior quarters of fiscal 2005 and $329,000 associated with prior fiscal years, and is described more fully in Note 12 to the financial statements contained in this report.
      During fiscal 2005, we improved the accuracy of our fulfillment center and experienced a small improvement in the ratio of fulfillment expenses to revenue of 15.1% in fiscal year 2005 from 15.4% in fiscal year 2004. We made investments in our warehouse management systems and training programs at our fulfillment center. We also improved our materials handling processing by implementing radio frequency scanning, additional conveyors and layout modifications at the fulfillment center. We believe that these changes will allow us to better manage our fulfillment operations and more efficiently scale our business. Achieving operational effectiveness, particularly at times of peak demand, and the appropriate mix and amount of inventory, will continue to be key areas of management focus. Additionally, to support our increased overseas sourcing and more actively manage our increasingly diverse vendor base, we have created an internal sourcing team tasked with improving the management of our supply chain. We believe that these initiatives will increase our order fulfillment rates, reduce customer return rates, and improve inventory management.
      Our G&A as a percent of revenues improved as a percent of revenues from 19.8% in fiscal 2004 to 17.9% in fiscal 2005. We currently anticipate continued improvements in these expenses as a percentage of revenue as we allocate these expenses over a larger revenue base.
      For fiscal year 2006, our efforts will be focused largely around the following three priorities: continued enhancement and expansion of our product line, improving the operational efficiency of our fulfillment center and increasing our conversions rates of our site traffic and improving the retention rates of our existing customers. We believe investment in these initiatives will result in higher top line growth, improved margins, and increased efficiency of our operations.
      Although we are committed to our strategic initiatives, there are inherent risks associated with our business that may present challenges for us in the future and could prevent us from achieving our intended results within anticipated timelines or at all. We have outlined currently identified risks within the “Factors That May Affect Future Results” section of this Annual Report on Form 10-K.
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
      Revenue recognition. We derive our revenues from product sales made to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer, and defer any payments we receive prior to the date we estimate the customer has received the goods. We use our third-party freight carrier information to estimate when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Significant management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. In particular, our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $0.5 million and $0.2 million as of April 3, 2005 and March 28, 2004, respectively.

      Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs and the cost of gift wrap, are included in cost of sales. Handling costs, which include fees paid to our former third-party fulfillment service provider as well as fulfillment center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003 were $5.2 million, $4.7 million and $3.8 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or to operating expenses, resulting in higher gross profit.
      Inventory. Inventories are stated at the lower of cost or market with costs based on the first-in-first-out method. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific reserves are recorded in the event the cost of the inventory exceeds the fair market value. Actual shrinkage is recorded at year-end based on the results of our physical inventory count. For the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003, we established an inventory reserve of approximately $0.8 million, $0.3 million, and $0.6 million, respectively.
      Accounting for income taxes. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of April 3, 2005 we had recorded a valuation allowance of $29.6 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.
      Catalog Amortization. Prepaid catalog costs consist of third-party costs including paper, printing, postage, production and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit which generally does not exceed three months. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Prepaid catalog costs are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated probable remaining future net benefit of the catalog (defined as net revenues less merchandise cost of goods sold, selling expenses and catalog completion costs) associated with that catalog. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period.
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
      In fiscal 2004, we granted approximately 0.3 million options to employees at an exercise price that was less than the fair market value of our stock on the date of grant. We recorded $0.7 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards. We recorded amortization expense of

$24,000 and $130,000 in fiscal 2005 and 2004, respectively, which is included in general and administrative expenses in the statements of operations.
Results of Operations
      The following table sets forth our statements of operations data expressed as a percentage of net revenues for the past three fiscal years. Our fiscal year is based on a 52 or 53-week year. The fiscal year ends on the Sunday closest to March 31. The fiscal year 2005 was a 53-week year and both fiscal year 2004 and 2003 were 52-weeks.

	Year Ended

	April 3,	March 28,	March 30,
	2005	2004	2003

	(As percentage of net revenues)
Statements of Operation Data:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	48.0	49.9	52.2

Gross profit	52.0	50.1	47.8
Operating expenses:
Fulfillment	15.1	15.4	15.4
Marketing	24.1	21.0	21.8
General and administrative	17.9	19.8	20.8

Total operating expenses	57.1	56.2	58.0

Loss from operations	(5.1)	(6.1)	(10.2)
Interest income	0.3	0.2	0.2
Interest expense	(0.3)	(0.6)	(1.0)

Net (loss)	(5.1)%	(6.5)%	(11.0)%

Comparison of Years Ended April 3, 2005 with March 28, 2004
Net Revenues
      Our net revenues are comprised of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for delivering the product. Our gift-wrap revenue consists of amounts we charge our customers for our signature red gift boxes.
      Net revenues were $101.4 million and $79.3 million for fiscal 2005 and 2004, respectively, representing a 27.9% increase. The increase was mainly attributable to increased demand for our products resulting from additional marketing efforts through our online marketing, catalog, and advertising campaigns. Online revenue, through search, portals, and affiliates, grew 31% over the prior year. Revenues from customers who received our catalogs grew 36% over the prior year largely as a result of a 35% increase in the circulation of catalogs over the prior year. These increases were slightly offset by a decline in revenues from customers that order directly through our website without an apparent connection to our catalog, online, email, or corporate marketing activities. Overall, during fiscal 2005, the company experienced a 23% increase in orders over the prior year and a 5% increase in revenue per order. As of April 3, 2005, we had approximately 2.3 million customers, representing an increase of 560,000 customers over fiscal 2004.
      During the third quarter of fiscal 2004, we experienced unexpectedly high demand for some of our new proprietary products, which we had bought conservatively. The resulting inventory deficiencies caused missed revenue opportunities. We also ran into limitations in our ability to timely fulfill certain personalized items in our assortment. Rather than disappoint customers with late deliveries, in some cases we let customers know that items would not arrive on time, and this led to order cancellations. These events likely had a negative effect on our revenues for fiscal 2004.

      In August of 2003, we changed the delivery charge for standard ground delivery to a flat rate regardless of order value. For expedited delivery methods, we charge a flat fee over the standard delivery charge. Periodically, we offer shipping discount promotions intended to increase order volume.
Cost of Sales
      Cost of sales consists of the cost of the product sold, inbound and outbound freight costs and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment.
      Cost of sales were $48.7 million and $39.6 million for fiscal 2005 and 2004, respectively, representing 48.0% and 49.9% of net revenues, respectively. The 23% increase in cost of sales was mainly attributable to the 27.9% increase in net revenues. The decrease in cost of sales as a percentage of net revenues was primarily attributable to a higher average product margins resulting from an increase in overseas product sourcing, which typically has lower product costs slightly offset by higher inbound freight and duty costs.
      In the fourth quarter of fiscal 2005, the Company’s cost of sales was decreased by a $650,000 out-of-period adjustment to correct an overstatement in an inventory-related component of its accounts payable liability. This adjustment included a decrease to cost of sales of $329,000 associated with fiscal years prior to fiscal 2005, and is described more fully in Note 12 to the financial statement contained in this report.
      During December 2003 we expedited delivery of certain orders due to delays in the fulfillment process at our fulfillment center. The expedited delivery methods resulted in additional shipping costs above our expectations for the third quarter of fiscal 2004.
Operating Expenses
      Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred at our distribution center and customer service facility. Prior to August 2003, fulfillment expenses also included fees paid to our former third-party fulfillment service provider. Services performed by our former third-party fulfillment service provider included receiving, picking, packing, shipping and other warehousing activities.
      Fulfillment expenses were $15.3 million and $12.2 million for fiscal 2005 and 2004, respectively, representing 15.1% and 15.4% of net revenues, respectively. The 25.4% increase in dollars was primarily attributable to the 23% increase in the number of orders and the resulting increase in labor costs incurred at our distribution center during the third quarter of fiscal 2005. As a percentage of net revenues, the slight decrease was primarily attributable to efficiencies at our fulfillment center compared to the prior fiscal year. During the third quarter of fiscal 2004, delays in the fulfillment process at our fulfillment center required us to incur additional expenses for more seasonal and temporary employees and more overtime costs than we had anticipated. We believe that we made only modest improvements in efficiencies during fiscal 2005 because we were cautious in preparing for the holiday season and staffed generously in order to meet demand with a high level of accuracy. During fiscal 2005, we revised our materials handling processes, implemented new warehouse management software and effected management changes at the fulfillment center. We believe that these changes will allow us to continue to improve efficiencies at our fulfillment center in fiscal 2006. If we are unable to improve efficiency of the process at our fulfillment center or if we are unable to service the higher order volumes we anticipate in fiscal year 2006, our business and operating results could be materially harmed.
      Marketing. Marketing expenses consist primarily of online and catalog programs as well as advertising, public relations, and other promotional expenditures.
      Marketing expenses were $24.5 million and $16.7 million for fiscal 2005 and 2004, respectively, representing 24.1% and 21.0% of net revenues, respectively. The increase in dollars and percentage of net revenues was primarily due to the $4.5 million spent on advertising in the third and fourth quarters of fiscal year 2005 as well as market research studies conducted in the first quarter of fiscal year 2005. Although we are committed to spend approximately $1.0 million on advertising during the first quarter of fiscal 2006 due to existing arrangements, we currently do not anticipate as significant a spend in advertising in fiscal year 2006, as in fiscal 2005, and currently expect our marketing expenses will return to levels consistent with fiscal 2004 of 21% to 22% of revenue. The catalog circulation increased by 35% in fiscal year 2005, while the portion of the circulation focused on prospecting decreased modestly from fiscal year 2004. If we are unsuccessful in generating revenues through these marketing vehicles, our operating results will be adversely affected.
      General and Administrative. General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.
      General and administrative expenses were $18.1 million and $15.7 million for fiscal 2005 and 2004, respectively, representing 17.9% and 19.8% of net revenues, respectively. The increase in dollars was primarily due to training and consulting fees related to our software and systems implementation projects, higher salaries due to additional employees hired as well as higher costs associated with being a public company, including those costs associated with our 2004 Annual Meeting of Stockholders and costs associated with compliance with the Sarbanes Oxley Act of 2002. The decrease in expenses as a percentage of net revenues was primarily due to the allocation of these costs over a higher revenue base. The planned capital expenditures in software, equipment and facilities improvements in fiscal 2006 will result in additional depreciation expense. In addition, the regulatory requirements associated with being a public company, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, will likely increase our accounting, consulting and legal expenses. We currently plan on modestly increasing our general employee headcount (i.e., employees other than fulfillment and customer service employees) in order to support anticipated future business needs, which will add to general and administrative expenses.
Other Income and Expenses
      Interest Income. Interest income was $0.4 million and $0.2 million for fiscal years 2005 and 2004, respectively. The dollar increase is due to higher average cash balances and slightly higher interest rates.
      Interest Expense. Interest expense was $0.3 million and $0.4 million for fiscal 2005 and 2004, respectively. The decrease was attributable to lower amounts of debt outstanding.
      Income Taxes. As of April 3, 2005, we had $76.4 million of net operating loss carryforwards, which may be impaired or limited in certain circumstances. We are currently carrying these deferred tax assets, consisting primarily of net operating loss carryforwards, at a value of zero because of the uncertainty regarding their realizability. Please see Note 5 to the Financial Statements for details regarding our net operating loss carryforwards, including their expiration.

Comparison of Years Ended March 28, 2004 with March 30, 2003
Revenues
      Net revenues were $79.3 million and $70.1 million for the fiscal years ended March 28, 2004 and March 30, 2003, respectively, representing a 13.2% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns. During fiscal 2004, we increased our online marketing programs compared to the prior year. Online revenues, through search, portals, and affiliates, grew 44% over the prior year. Revenues from customers who receive our catalogs grew 9% over the prior year. In the first quarter of fiscal 2004, we introduced a catalog dedicated solely to jewelry products. Also, in the second quarter of fiscal 2004, we introduced a new catalog that featured non-seasonal gifts for all occasions. For the third quarter of fiscal 2004, our Holiday catalog circulation decreased by approximately 2.0 million catalogs, or 21.7%, from the same period in the prior year. For fiscal 2004, we circulated approximately the same number of catalogs as the prior fiscal year. The number of orders increased approximately 12.2% over fiscal 2003. Net revenues per order decreased by approximately 0.9% over fiscal 2003. This was primarily attributable to lower shipping revenues for the third and fourth quarters of fiscal 2004 in comparison to the third and fourth quarters of fiscal 2003. As of March 28, 2004, we had approximately 1.8 million customers which was an increase of 0.5 million customers over fiscal 2003.

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
Cost of Sales
      Cost of sales were $39.6 million and $36.6 million for the fiscal years ended March 28, 2004 and March 30, 2003, respectively, representing 49.9% and 52.2% of net revenues, respectively. The 8.2% increase in cost of sales was mainly attributable to the 13.2% increase in net revenues as well as additional shipping costs incurred during December 2003. During December 2003, we expedited delivery of certain orders due to delays in the fulfillment process at our distribution center. The expedited delivery methods resulted in additional shipping costs above our expectations. The decrease in cost of sales as a percentage of net revenues was primarily attributed to higher average product margins resulting from an increase in overseas product sourcing, which typically have lower product costs. This was slightly offset, however, by higher shipping costs as a result of the aforementioned increase in expedited delivery.
Operating Expenses
      Fulfillment. Fulfillment expenses were $12.2 million and $10.8 million for fiscal years 2004 and 2003, respectively, representing in each year 15.4% of net revenues. The increase in dollars was primarily attributable to the 12.2% increase in the number of orders, specifically labor costs incurred at our distribution center during the third quarter of fiscal 2004. In addition, delays in the fulfillment process at our distribution center, during the third quarter of fiscal 2004 required us to utilize more seasonal employees and incur more overtime hours than anticipated. To address the prior delays, we revised certain materials handling processes, implemented new warehouse management software, and effected management changes.
      Marketing. Marketing expenses were $16.7 million and $15.3 million for fiscal years ended 2004 and 2003, respectively, representing 21.0% and 21.8% of net revenues, respectively. The increase in dollars was primarily due to the additional spending in our online marketing channels. In addition, we introduced television advertising, which led to additional interest in our products and catalogs. These increases were slightly offset by a decrease in our catalog expenses. While we circulated approximately the same number of catalogs as in the prior fiscal year, we were able to achieve certain costs efficiencies related to paper and production. The cost efficiencies associated with our catalog business resulted in a slight decrease in our marketing expenses as a percentage of net revenues. As of March 28, 2004, the number of existing customers had increased approximately 0.5 million from the end of fiscal 2003.
      General and Administrative. General and administrative expenses were $15.7 million and $14.6 million for fiscal years 2004 and 2003, respectively, representing 19.8% and 20.8% of net revenues, respectively. The increase in dollars was primarily due to severance costs related to former employees of $0.6 million and higher costs associated with being a public company. As a percentage of net revenues, the decrease was primarily due to similar costs allocated over a larger revenue base.

Other Income and Expenses
      Interest Income. Interest income was $0.2 million for each of fiscal 2004 and 2003.
      Interest Expense. Interest expense was $0.4 million and $0.7 million for fiscal 2004 and 2003, respectively. The decrease was attributable to lower amounts of debt outstanding.
Liquidity and Capital Resources
      We have funded our operations through April 3, 2005 primarily through revenues and private sales of equity securities, borrowings, and the completion of our initial public offering which resulted in net offering proceeds of approximately $29.0 million. Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer holiday spending. As a result, our cash balances are seasonal in nature, with the third fiscal quarter containing both our lowest level of cash for the year as we build inventory for the holiday selling season and our highest level upon conclusion of this season. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December. In addition to our current cash balances on hand, we have in place a revolving credit facility described more fully in Note 6 to the financial statements contained in this report.
      Cash Flows From Operating Activities — Net cash flows used in operating activities was $3.7 million, $0.7 million and $6.9 million for fiscal 2005, 2004, and 2003, respectively. Net cash used in operating activities in fiscal year 2005 resulted primarily from the $5.2 million net loss offset by the $2.8 million in depreciation expense. There was an increase in our accrued expenses in fiscal year 2005 in line with inventory growth associated with the Company’s 28% increase in revenue. In fiscal 2004, net cash used in operating activities decreased by $6.1 million from fiscal year 2003, resulting primarily from revenue growth of 13% and related higher gross profit, partially offset by higher operating expenses and by changes in working capital.
      Cash Flows From Investing Activities — Net cash flows provided by (used in) investing activities was $5.3 million, ($27.0) million and ($1.5) million for fiscal 2005, 2004, and 2003, respectively. Net cash provided by investing activities in 2005 resulted from maturities of investments offset somewhat by capital expenditures for property and equipment. In fiscal year 2005, we spent approximately $2.9 million for our warehouse management systems, material handling equipment, and order management system projects. We currently estimate spending approximately $1.0 million over the next twelve months related to our website software system. In addition, we are currently planning various investments in our operations, call center and fulfillment center which may range between approximately $2.0 to $2.5 million. We believe these investments will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These capital expenditures may result in an increase in our depreciation expense. Although we believe these estimates on expenditures to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater. In fiscal 2004, uses of cash flow for investing activities were for purchases of investments as well as capital expenditures for property and equipment.
      Cash Flows From Financing Activities — Net cash flows provided by financing activities were $0.6 million, $25.4 million and $8.5 million for fiscal years 2005, 2004, and 2003, respectively. For fiscal year 2005, net cash provided by financing activities consisted of proceeds from the exercise of stock options slightly offset by payments for capital lease obligations. For fiscal year 2004, net cash provided by financing activities consisted of the net proceeds from our initial public offering whereby we sold 2.2 million shares of our common stock at $14 per share and received net proceeds of approximately $29.0 million (after underwriter’s discount expenses of $1.8 million) slightly offset by payments on an existing line of credit as well as a $1.1 million repayment of a loan and our initial public offering related expenses of approximately $1.5 million.
      Revolving Credit Facility — We have in place a revolving credit facility with a lender, which is described more fully in Note 6 to the financial statements contained in this report. At April 3, 2005, we had no borrowings under the revolving credit facility. We can offer no assurances that this credit facility would be available to us under the current terms or at all should we need to borrow.
      We currently believe that the cash currently on hand will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash generated from operations to fund operations and capital expenditures. Additionally, equity and or debt financing may need to be obtained to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital would have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.
Contractual Obligations
      The following table summarizes significant contractual obligations as of April 3, 2005:

	Payments Due by Period

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Capital leases	$938	$632	$287	$19	$—
Operating leases	4,752	1,563	2,680	509	—
Purchase obligations	9,712	9,498	214	—	—

Total	$15,402	$11,693	$3,181	$528	$—

      Capital Leases — Our $0.9 million of capital lease obligations consist primarily of equipment used at our fulfillment center. The terms of these leases extends into our fiscal year 2010. At the end of the lease term, we have the option to purchase the equipment for $1.
      Operating Leases — At April 3, 2005, we had operating lease obligations of approximately $4.8 million. Our operating lease obligations primarily consist of payments related to properties that we occupy for our headquarters, customer service center and fulfillment center. The lease terms expire in December 2009, March 2010 and July 2006, respectively. In July 2004, the Company entered into an operating lease agreement for approximately 28,000 square feet of office space for our headquarters in San Francisco, California. The lease term is five years with one option to extend for an additional two years and another option to extend for an additional five years.
      Purchase Obligations — Amounts represent estimated commitments at April 3, 2005 to purchase inventory and other goods and services in the normal course of business to meet operational requirements. These obligations are expected to be paid in future periods as stated in the table.
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
      Revolving Credit Facility — We have in place a revolving credit facility with a lender, which is described more fully in Note 6 to the financial statements contained in this report. At April 3, 2005, we had no borrowings under the revolving credit facility. We can offer no assurances that this credit facility would be available to us under the current terms or at all should we need to borrow.

Recently Issued Accounting Standards
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
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that abnormal expenses be recognized in the current period and also introduces the concept of “normal capacity” to require the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal periods beginning December 1, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations, financial position or cash flows.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Under the terms of SFAS 123R the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS 123R requires that fair value be estimated using an option pricing model that takes into account at least the following items — the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest. The statement will be effective for the Company beginning in fiscal 2007. The Company is currently evaluating the effect that SFAS 123R will have on its financial statements. However, the effect of SFAS 123R on the Company’s statement of operations is not expected to be materially different from the pro forma disclosures included in Note 1 of the Notes to Financial Statements.
Factors That May Affect Future Results
      You should consider carefully the risks and uncertainties relating to our business including those described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently do not deem material could also become important factors that could harm our business. The trading price of our common stock could decline due to any of these risks and uncertainties, and you could lose all or part of your investment.

Our limited operating history makes evaluation of our business difficult.
      We were originally incorporated in 1997 and began selling products in September 1997. As a result, we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our business and prospects in light of the risks and difficulties we may face as an early stage company with limited operating history. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data, operating experience and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. Our failure to successfully address these risks and difficulties would seriously harm our business.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.
      We have a history of losses and we may continue to incur losses for the foreseeable future. As of April 3, 2005, our accumulated deficit was $83.8 million. We have not achieved profitability for a full fiscal year. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

Because we experience seasonal fluctuations in our net sales, our quarterly results will fluctuate and our annual performance will depend largely on results from one quarter.
      Our business is highly seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a substantial portion of our net revenues occur during our third fiscal quarter ending around December 31. We generally experience lower net revenues during the first, second and fourth fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. The third fiscal quarter accounted for approximately 47% of net revenues in the fiscal year ended April 3, 2005. We cannot predict with certainty what percentage of our total net revenues for fiscal year 2006 will be represented by our third fiscal quarter revenues. In anticipation of increased sales activity during the third fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. If sales for the third fiscal quarter do not meet anticipated levels, then increased expenses may not be offset, which would adversely affect our financial condition. If we were to experience lower than expected sales during our third fiscal quarters, for whatever reason, it would have a disproportionately large negative impact on our annual operating results and financial condition for that fiscal year. If our net revenues during our third fiscal quarter were to fall below projections or the expectations of securities analysts, our stock price could decline, perhaps significantly.

Our operating results are volatile and difficult to predict and may adversely affect our stock price.
      Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors including those discussed in this report, many of which are outside of our control. Further, because our business is seasonal, our operating results may vary significantly from one quarter to the next as part of our normal business cycle. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. It is likely that in some future quarter our operating results may fall below projections or the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.

Our computer and communications hardware and software systems are vulnerable to damage and interruption, which could harm our business.
      Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events (such as natural disasters or terrorist attacks), and errors in usage by our employees and customers. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in Santa Clara, California, and we currently intend to move them to another third-party service provider in San Francisco, California. Such a move could result in the loss of data and/or an interruption of service, either of which could seriously harm our business. In the event that these service providers experience any interruption in their operations or cease operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we would be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant loss of data or interruption in the availability or functionality of our website, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business and operating results.

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
      Our fulfillment and distribution operation is located in leased facilities in Lockbourne, Ohio. Our agreement with the fulfillment services company that previously managed the fulfillment and distribution operations at the Lockbourne, Ohio facility expired in August 2003, at which point we assumed direct control of fulfillment and distribution operations. We have limited experience managing fulfillment and distribution operations, and we cannot assure you that we will be successful in this endeavor. We experienced significant difficulties managing the fulfillment and distribution operations during the 2003 holiday season, including difficulties in inventory management and timely gift personalization. If we are unable to manage successfully our fulfillment and distribution operations and to meet our customers’ expectations regarding personalization, presentation and delivery, our business reputation, operations and financial condition could be seriously harmed. Further, any difficulty in managing our fulfillment and distribution operations could require us to find one or more parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple fulfillment facilities. Further, we currently anticipate that we will need to expand and upgrade our fulfillment operations in the future to accommodate increases in customer orders, increased demand for personalized products or changes in available technology. If we fail to successfully manage, expand or make necessary upgrades to our fulfillment and distribution operations in a timely and cost-effective manner, it would have a material adverse effect on our business and operating results.

If we do not manage our inventory levels successfully, our operating results may be adversely affected.
      We must maintain sufficient inventory levels to operate our business successfully. Rapidly changing trends in consumer tastes for gift items expose us to significant inventory risks, particularly during our third fiscal quarter when inventory levels are highest due to the holiday shopping season. Consumer preferences can change between the time we order a product and the time it is available for sale. We base our product selection on our projections of consumer tastes and preferences in a future period, and we cannot guarantee that our projections of consumer tastes and preferences will be accurate. It is critical to our success that we accurately predict consumer tastes and stock our product offerings in appropriate quantities. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the third fiscal quarter of each year, after we have significantly increased inventory levels for the holiday shopping season. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any such increase would require the use of additional working capital and subject us to additional inventory risks. Further, our failure to stock sufficient quantities of popular products would likely cause us to miss revenue opportunities and could cause our customers to become dissatisfied and look to our competitors for their gift items, which could also harm our business and reputation. In the past, some of our popular items were not stocked in quantities sufficient to meet the demand for such items, which likely led to missed sales opportunities. If we fail to stock popular products in sufficient quantities or if we overstock products, our business, financial condition and operating results would be affected adversely.

We may have difficulty in product sourcing.
      A significant portion of our products are unique designs manufactured by third-party suppliers. We enter into exclusive supply agreements for these products to maintain a competitive advantage. However, since we do not have long-term arrangements with any vendor or distributor that would guarantee the availability of products from year to year, we do not have a predictable or guaranteed supply of these products in the future. If we are unable to provide our customers with continued access to popular, exclusive products, our operating results will be harmed.
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
      Many of our products are sourced overseas. While products sourced overseas typically have lower costs, our product margins may be offset by an increase in inbound freight costs. As security measures around shipping ports increase, these additional costs may result in higher inbound freight costs. Furthermore, in recent years, U.S. companies were subject to port strikes which delayed the delivery of goods. As we increase our overseas sourcing, we face the risk of these delays which could seriously harm our business and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against items that we offer or intend to offer to our customers, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of items available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations also may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. Any disruption or delays in, or increased costs of, importing our products could have an adverse effect on our business, financial condition and operating results.

Our operating results could suffer if we fail to offer or sell sufficient quantities of proprietary products.
      In recent periods, the majority of our most popular products has been designed in-house or was otherwise exclusive to RedEnvelope. As proprietary products generally carry higher gross margins than widely available products, any failure to offer and sell large numbers of proprietary products could prevent us from achieving our gross margin objectives. If we are unable for any reason to design or source popular proprietary products or if we are unable to sell sufficient quantities of proprietary products during any future period, our operating results will be adversely affected.

Our facilities and systems are vulnerable to natural disasters or other catastrophic events.
      Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. Our distribution facility, located in Lockbourne, Ohio, houses substantially all of our product inventory and is the location from which substantially all of our sales are shipped. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of inventory or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Further, California has in the recent past experienced power outages as a result of limited electrical power supplies. These outages may recur in the future and we cannot determine the effect, if any, that such outages would have on the operation of our business. In addition, as our inventory and distribution facility is located in an area that is susceptible to harsh weather, a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Also, areas in and around San Diego, California, the site of our customer service facility, have in the past experienced severe wildfires. The occurrence of any such wildfires in the future could destroy, render inoperable or cause the evacuation of our customer service facility, which could significantly disrupt our ability to provide satisfactory customer service. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that an earthquake, natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be seriously harmed.

We have grown quickly and if we fail to manage our growth, our business will suffer.
      We have rapidly and significantly expanded our operations, and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address market opportunities and desired growth in our customer base. Prior expansion has placed, and any future expansion is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers and senior management personnel have no prior senior management experience at public companies. Our new employees include key officers, including our Chief Financial Officer, as well as a number of key managerial, technical, finance, accounting and operations personnel who have not yet been fully integrated into our operations. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal controls and procedures required by the recently enacted Sarbanes Oxley Act of 2002. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets, technologies or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt or make it more difficult to plan and forecast our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, successfully train and integrate new employees, implement proper controls and systems in an efficient manner, or successfully integrate any assets, technologies or businesses that we may acquire, or if we acquire assets, technologies or business that do not prove complimentary to us, our business, financial condition and results of operations would be affected adversely.

We experience intense competition in the rapidly changing retail gift market.
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

•	other online retailers, such as Amazon.com, Gifts.com, Shopping.com and eBay

•	major department stores, such as Macy’s, Bloomingdale’s, Neiman Marcus and their online storefronts

•	physical and online stores and catalog retailers that sell popular gift items such as Pottery Barn, Brookstone, The Sharper Image, Tiffany’s, Harry & David, J Crew, and 1-800-Flowers

•	Internet portals and online service providers and other comparison shopping sites, such as AOL and Yahoo!
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
      The U.S. retail industry, the specialty retail industry in particular, and the online commerce sector are highly competitive, dynamic in nature and have undergone significant changes over the past several years and will likely continue to undergo significant changes. Our ability to anticipate and respond successfully to these changes is critical to our long-term growth and we cannot assure you that we will anticipate and respond effectively to changes in the retail industry and online commerce sectors. If we are unable to maintain or increase our market share or compete effectively in the retail gift market, our business, financial condition and operating results would be adversely affected.

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
      We recently implemented certain system enhancements and upgrades, including a new warehouse management system and an updated financial software package. We are currently in the process of implementing new website and inventory planning software systems. Also, we are in the process of modifying certain internal processes for the purpose of improving our productivity and making our operations more cost efficient. However, we cannot assure you that we will be successful in these efforts. Possible cost overruns in these implementation efforts may result in higher than anticipated capital expenditures and delays in or other problems arising out of these implementations could lead to customer dissatisfaction. If we do not successfully implement one or more of these intended upgrades or modified processes or if we do not achieve desired efficiencies or cost savings as a result of these changes or if attempts to enhance our website are unsuccessful or are not appealing to our customers, our business and operating results could be harmed, perhaps significantly.

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
      Our catalog has been an important tool for the acquisition and retention of customers. We believe that the success of our catalog as a cost-effective marketing tool depends on the following factors:

•	effective management of costs associated with the production and distribution of our catalog

•	achievement of adequate response rates to our mailings

•	displaying a mix of merchandise in our catalog that is attractive to our customers

•	production of aesthetically appealing catalogs

•	timely delivery of catalog mailings to our customers

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
      Our revenues depend on our ability to advertise and market our products effectively through the RedEnvelope catalog and other advertising and marketing efforts. If we do not successfully advertise and market our products, our operating results will be seriously harmed. Increases in the cost of advertising and marketing, including paper and postage costs, the costs of online marketing and the costs of complying with applicable regulations, may limit our ability to advertise and market our business in a cost-effective manner. In addition, individuals are increasingly using software programs that block certain email marketing campaigns, and certain Federal and state laws and regulations may restrict our ability to effectively utilize email as a marketing tool. If we decrease our advertising or marketing activities, if the effectiveness of such activities is diminished, due to increased costs, restrictions enacted by regulatory agencies or for any other reason, or if our current advertising strategy does not yield anticipated results, our future operating results could be significantly harmed. We expect to increase spending on advertising and marketing in the future, and if such efforts do not produce a sufficient level of sales to cover their costs, it would harm our operating results.

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
      In addition, we cannot assure you that email and telephone call volumes will not exceed our present system capacities. If this occurs, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Although we are currently implementing plans to expand its capacity, our customer service facility currently accommodates customer service representatives at close to its capacity during our peak sales period. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer service or adequately staff our customer service operations would likely impair our reputation and have an adverse effect on our business and operating results.

The loss of our senior management or other key personnel could harm our current and future operations and prospects.
      Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Three of our officers, Eric Wong, our Chief Financial Officer, John Roberts, our Vice President of Information Technology and Kathy Herzog, our Vice President of Merchandise Operations, recently resigned from RedEnvelope. While we believe that this will have no material impact on our operations, we cannot assure you that disruptions occasioned by their departures will not have an adverse impact on our near-term operations. Our performance also depends on our ability to retain and motivate other officers and key employees. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Ms. May, Ms. Boe, or any of our executive officers or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel would harm our business, financial condition and results of operations.

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
      Other parties may assert infringement or unfair competition claims against us. In the past, we have received notices from third parties alleging that our trademarks or product offerings infringe proprietary rights held by them. From time to time we also receive claims and become a defendant in lawsuits alleging that our Internet marketing program and website operations infringe patents held by third parties. We cannot predict whether third-parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering popular products or operating our business as planned. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required to develop non-

infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third-party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

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
      We are required to comply with a range of regulatory requirements, including age verification in connection with the sale of our tobacco products. If we fail to comply with such regulations or are unable to properly identify the age of our purchasers, we could face substantial penalties and legal liability. Any inquiry or investigation from a regulatory authority could have a negative impact on our reputation and any liability claims could subject us to fines, mandatory damages or require us to spend significant time and money in litigation, any of which could adversely affect our business, financial condition and operating results. In addition, several state and federal regulatory agencies are taking steps to further limit or prohibit direct sales of tobacco products. The success of such efforts could reduce our revenues.

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
      As of April 3, 2005, approximately 73% of our products were purchased through our website. Our long-term prospects therefore depend upon the general public’s increasing willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop into an effective and reliable tool for consumer purchases would seriously damage our future operations. Online commerce is a relatively new concept, and online purchases may decline or fail to increase as projected. The future of online commerce is highly uncertain, many online commerce companies have ceased operations in recent years and most existing online commerce companies have a relatively short operating history. If consumers are unwilling to use the Internet to purchase retail products, our business will be significantly harmed.

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
      In 2003, the California legislature enacted new sections of the Civil Code that require any company that does business in California and possesses computerized data, in unencrypted form, containing certain personal information about California residents to (i) provide prompt notice to such residents if that personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker and (ii) implement and maintain reasonable security procedures and practices to protect that information from unauthorized access, destruction, use, modification or disclosure. The law defines personal information as an individual’s name together with one or more of that individual’s social security number, driver’s license number, California identification card number, credit card number, debit card number, or bank account information, including any necessary passwords or access codes. In 2004, the California legislature enacted another new section of the Civil Code that requires any company that owns or licenses personal information about California residents to implement and maintain “reasonable security procedures and practices” to protect that information from unauthorized access, destruction, use, modification or disclosure. The law also requires that any company that discloses personal information about California residents to a nonaffiliated third party must require by contract that that party also implement and maintain “reasonable security procedures and practices.” As our customers, including California residents, generally provide information to us that is covered by this definition of personal information in connection with their purchases via our website, our business will be affected by these new laws. As a result, we will need to ensure that all computerized data containing the previously-described personal information is sufficiently encrypted or that we have implemented appropriate measures to protect the integrity and security of that information and to notify our California customers of any unauthorized access or misappropriation. In addition, the code section requiring us to implement and maintain “reasonable security procedures and practices” provides no guidelines as to what may be deemed reasonable but leaves that determination to future court cases. This introduces a considerable measure of uncertainty to our compliance efforts. Such measures will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by the new law, we could be subject to potential claims for damages and other remedies available to California residents whose information was improperly accessed or, under certain circumstances, the State of California could seek to enjoin our business operations until appropriate corrective actions have been taken. While we intend to comply fully with this new law, we cannot assure you that we will be successful in avoiding all potential liability or disruption of business resulting from this law. If we were required to pay any significant amount of money in satisfaction of claims under this new law, or any similar law enacted by another jurisdiction, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.
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
      We are subject to increasing regulation relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. California recently enacted several new laws that require all commercial website operators that collect personal information about California residents to adopt and post a privacy policy that meets certain specified criteria. Any failure to comply with this new law could subject us to civil penalties, injunctions, and/or lawsuits. As mentioned above, California recently enacted new sections of its Civil Code that require companies maintaining personal information about California residents to take reasonable measures to protect against identity theft and other unauthorized uses of such information and to notify California residents in the event that such information has been (or is likely to have been) misappropriated, inappropriately modified or destroyed. The new laws provide no standards for satisfactory compliance, so it is impossible to know for certainty what steps the Company needs to take to comply with them. Compliance could require the Company to implement procedures that would require it to change the way it does business and such procedures may be expensive. In addition, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would extend online privacy protections to adults. Moreover, proposed legislation in the United States and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages and may otherwise have a material adverse effect on our business, results of operations and financial condition.

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
      Interest Rate Risk We currently maintain a portfolio of fixed and variable investments consisting of cash equivalents, short-term marketable securities and long-term marketable securities, which can be affected by changes in market interest rates. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”. Marketable securities are comprised of government securities and corporate bonds. We do not use derivative financial instruments in our investment portfolio. (See Note 3 of Notes to Financial Statements)
      All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments in marketable securities are considered short-term investments if original maturities range over three months but less than one year. Long-term investments consist of corporate bonds with maturities of one year or longer.
      The following table lists our cash and cash equivalents and short-term investments at April 3, 2005:

(In thousands)

Cash and cash equivalents	$4,807
Short-term investments	14,356

Total	$19,163

      If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.
      Foreign Currency Risk We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are denominated in U.S. dollars. As of April 3, 2005, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
RedEnvelope, Inc.
San Francisco, California
      We have audited the accompanying balance sheets of RedEnvelope, Inc. as of April 3, 2005 and March 28, 2004, and the related statements of operations, stockholders’ equity/ (deficit), and cash flows for each of the three years in the period ended April 3, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of RedEnvelope, Inc. as of April 3, 2005 and March 28, 2004, and the results of its operations and its cash flows for each of the three years in the period ended April 3, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
July 19, 2005

RedEnvelope, Inc.
BALANCE SHEETS

	April 3,	March 28,
	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,807	$2,653
Short-term investments	14,356	22,727
Accounts receivable, net	992	1,055
Inventory	14,048	9,609
Prepaid catalog costs and other current assets	3,905	2,037

Total current assets	38,108	38,081
Property and equipment, net	7,587	4,746
Long-term investments	—	1,844
Other assets	573	505

Total assets	$46,268	$45,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,044	$5,539
Accrued expenses and other current liabilities	3,454	2,706
Accrued compensation	993	1,602
Capital lease obligations, current	579	596

Total current liabilities	15,070	10,443
Capital lease obligations, long-term	290	816
Deferred rent	874

Total liabilities	$16,234	11,259

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100 million shares authorized; 8.9 million and 8.5 million issued and outstanding as of April 3, 2005 and March 28, 2004, respectively	90	86
Additional paid-in capital	113,831	112,728
Deferred compensation	(43)	(197)
Notes receivable from stockholders	(44)	(44)
Accumulated deficit	(83,805)	(78,652)
Accumulated other comprehensive income (loss)	5	(4)

Total stockholders’ equity	30,034	33,917

Total liabilities and stockholders’ equity	$46,268	$45,176

See accompanying notes to these financial statements.

RedEnvelope, Inc.
STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	April 3,	March 28,	March 30,
	2005	2004	2003

	(In thousands, except per share data)
Net revenues	$101,418	$79,308	$70,059
Cost of sales	48,725	39,594	36,577

Gross profit	52,693	39,714	33,482

Operating expenses:
Fulfillment	15,309	12,206	10,769
Marketing	24,468	16,680	15,280
General and administrative	18,142	15,677	14,598

Total operating expenses	57,919	44,563	40,647

Loss from operations	(5,226)	(4,849)	(7,165)
Interest income	352	170	160
Interest expense	(279)	(449)	(706)

Net loss	$(5,153)	$(5,128)	$(7,711)

Net loss per share — basic and diluted	$(0.59)	$(1.16)	$(24.48)

Weighted average shares outstanding — basic and diluted	8,749	4,422	315
See accompanying notes to these financial statements.

Redenvelope, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Series A						Notes
	Preferred		Common Stock		Additional		Receivable		Other	Stockholders’
					Paid-In	Deferred	from	Accumulated	Comprehensive	Equity/	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholder	Deficit	Loss	(Deficit)	Loss

	(In thousands)
Balance at March 31, 2002	627	953	329	4	1,360	(627)	(68)	(65,813)	—	(64,191)	—
Exercise of common stock options	—	—	13	—	70	—	—	—	—	70	—
Exercise of common stock warrants	—	—	15	—	10	—	—	—	—	10	—
Repurchase of common stock	—	—	(20)	—	(12)	—	12	—	—	—	—
Repayment of note receivable	—	—	—	—	—	—	12	—	—	12	—
Stock compensation charge	—	—	—	—	19	—	—	—	—	19	—
Amortization of deferred stock compensation	—	—	—	—	—	340	—	—	—	340	—
Reversal of deferred compensation	—	—	—	—	(125)	125	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,711)		(7,711)	(7,711)

Comprehensive loss											(7,711)

Balance at March 30, 2003	627	953	337	4	1,322	(162)	(44)	(73,524)	—	(71,451)	—
Exercise of common stock options	—	—	51	—	239	—	—	—	—	239	—
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	2,200	22	27,419	—	—	—	—	27,441	—
Conversion of preferred stock to common stock in connection with initial public offering	(627)	(953)	5,956	60	83,444	—	—	—	—	82,551	—
Stock compensation charge	—	—	—	—	9	—	—	—	—	9	—
Recognition of deferred stock compensation	—	—	—	—	693	(693)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—		260	—	—	—	260	—
Reversal of deferred compensation	—	—	—	—	(398)	398	—	—	—	—	—
Unrealized (loss) on available for sale investments	—	—	—	—	—	—	—	—	(4)	(4)	(4)
Net loss	—	—	—	—	—	—	—	(5,128)	—	(5,128)	(5,128)

Comprehensive loss											$(5,132)
Balance at March 28, 2004	—	—	8,544	86	112,728	(197)	(44)	(78,652)	(4)	33,917	—
Exercise of common stock options	—	—	302	4	1,123	—	—	—	—	1,127	—
Exercise of common stock warrants	—	—	22	—		—	—	—	—	—	—
ESPP Distribution			15		110					110
Unrealized gain/(loss)	—	—	—	—		—		—	9	9	9
Issuance of warrants w/ loan			11
Amortization of deferred stock compensation	—	—	—	—	—	24	—	—	—	24	—
Reversal of deferred compensation	—	—	—	—	(130)	130	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,153)		(5,153)	(5,153)

Comprehensive loss											(5,144)

Balance at April 3, 2005	—	—	8,894	$90	$113,831	$(43)	$(44)	$(83,805)	$5	$30,034

See accompanying notes to these financial statements.

RedEnvelope, Inc.
STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	April 3,	March 28,	March 30,
	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(5,153)	$(5,128)	$(7,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,820	2,523	2,543
Amortization of deferred stock compensation	24	260	359
Loss on disposal of property and equipment	61
Other non-cash charges	312	191	64
Issuance of stock for services	—	9	400
Changes in operating assets and liabilities:
Accounts receivable	63	(769)	215
Inventory	(4,439)	107	(2,715)
Other assets	(2,073)	(327)	(347)
Accounts payable	4,505	251	455
Accrued expenses and other current liabilities	142	2,142	(118)

Net cash used in operating activities	(3,738)	(741)	(6,855)

Cash Flows From Investing Activities:
Proceeds from sales of investments	37,459	1,000	—
Purchases of investments	(27,244)	(25,571)	—
Purchases of property and equipment	(4,957)	(2,441)	(1,532)

Net cash (used in) provided by investing activities	5,258	(27,012)	(1,532)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	1,233	239	80
Net proceeds from issuance of Series F convertible preferred stock	—	—	13,585
Principal payments on capital lease obligations	(599)	(733)	(423)
Repayment of loan	—	(1,123)	(4,780)
Payment of loan costs and other	—	(415)	12
Payment of IPO costs	—	(1,511)	—
IPO proceeds	—	28,952	—

Net cash provided by financing activities	634	25,409	8,474

Net increase/(decrease) in cash and cash equivalents	2,154	(2,344)	87
Cash and cash equivalents at beginning of period	2,653	4,997	4,910

Cash and cash equivalents at end of period	$4,807	$2,653	$4,997

Supplemental Cash Flow Information:
Cash paid for interest	$142	$240	$639
Cash paid for income taxes	1	1	1
Supplemental Non cash Investing and Financing Activities:
Property improvements paid by landlord	700	—	—
Warrants issued in conjunction with debt agreement	—	—	161
Equipment acquired through capital lease transactions	57	393	1,721
Conversion of preferred stock to common stock	$—	$83,504	$—
See accompanying notes to these financial statements.

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
      Description of Business — RedEnvelope, Inc. (the “Company”) is an internet and catalog retailer of upscale gifts. The Company publishes full-color catalogs several times during the year. The Company operates as a single business segment.
      Fiscal Year — The Company’s fiscal year ends on the Sunday closest to March 31, based on a 52/53-week year. Fiscal year 2005, which ended on April 3, 2005, was a 53-week period. Fiscal years 2004 and 2003, both 52-week periods, ended on March 28, 2004 and March 30, 2003.
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
      Cash Equivalents — The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. At March 28, 2004, auction rate securities were classified as “Cash and cash equivalents”. These securities have been reclassified for all periods presented from “Cash and cash equivalents” to “Short term available-for-sale investments”. These auction rate securities have an underlying component of a long-term debt or equity instrument; however, they are traded or mature on a shorter term based on an auction bid that resets the interest rate over time intervals of 28 to 49 days. These resets allow for a much higher level of liquidity than typical long-term investments. We have reclassified these securities to short-term available-for-sale investments based on our intent to use the securities in current operations. The tables below summarize the effect of this reclassification:

	March 28, 2004

	Cash and Cash	Short-term
	Equivalents	Investments

	(In thousands)
As previously reported	$18,409	$6,971
Municipal auctions (short-term)	(15,756)	15,756

As adjusted	$2,653	$22,727

      This reclassification also resulted in changes to the Company’s fiscal year 2004 Statement of Cash Flows. The changes in auction rate securities previously were presented as cash and cash equivalents have been reclassified to Investing activities in the Statement of Cashflows.
      Short-term Investments — The Company’s Short-term Investments are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investment objectives include: preserving principal, meeting liquidity needs, delivering yields in relationship to risk tolerance and market conditions, avoiding inappropriate concentrations of investments, and providing direct fiduciary control of all cash and investments. Unrealized short-term investments gains and losses are reflected as a net amount under the caption of accumulated other comprehensive loss within the statements of stockholders’ equity/(deficit). Realized gains and losses are recorded within the statements of operations. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.
      Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable debt securities and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Company’s accounts receivable are derived from credit card purchases from customers and are typically settled within two to three days.
      Allowance for Doubtful Accounts — The Company reviews the aging of its accounts receivable balances to specifically identify accounts for uncollectibility.
      Inventory — Inventories consist of acquired finished goods for resale. Inventories are stated at the lower of cost or market using first-in-first-out costs. The Company estimates a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. As of April 3, 2005 and March 28, 2004, the Company had inventory reserves of $.8 million and $.3 million respectively. If actual obsolescence is different from the estimate, the provision is adjusted accordingly.
      Prepaid Catalog Costs — Prepaid catalog costs consist of paper, printing, postage, production and mailing costs for all Company catalogs. These costs are capitalized and are amortized over their expected period of future benefit. Each catalog is generally fully amortized within three months. At April 3, 2005 and March 28, 2004, the Company had prepaid catalog costs of $2.1 million and $1.0 million, respectively, recorded as prepaid catalog costs and other current assets.
      Property and Equipment — Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of these assets, ranging from three to seven years, or, in the case of leasehold improvements, over the lease period or estimated useful life, whichever is shorter.
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
      Long-Lived Assets — These assets, held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. Our estimate of undiscounted future cash flows is based upon our experience, historical operations, estimates of future profitability and economic conditions.
      Revenue Recognition — Net revenues, which consist primarily of products sold via the Internet and through catalogs, including shipping revenue, are recognized at the estimated time of receipt by the customer. Shipping revenues for fiscal years 2005, 2004, and 2003 were approximately $11.4 million, $9.9 million, and $10.4 million, respectively.
      Revenues are recorded net of estimated returns and promotional discounts. The Company’s policy is to record a sales return allowance for anticipated future returns in the period of sale. The Company generally does not extend credit to customers, except through third-party credit cards. Credit card sales account for the majority of net revenues.
      Shipping costs, which include inbound and outbound freight, and the cost of gift wrap is included in Cost of Sales. Handling costs, which include fees that were paid to our former third party fulfillment service provider and our distribution center expenses, are included in Operating Expenses — Fulfillment. Handling costs included in Operating Expenses — Fulfillment for fiscal 2005, 2004, and 2003 were $5.2 million, $4.7 million and $3.8 million, respectively. The Company’s gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either Cost of Sales or Operating Expenses.

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      A summary of changes in the Reserve for Sales Returns and Allowances is as follows:

		Provision for
	Balance at	Sales Returns	Actual	Balance at
	Beginning of	and	Returns and	End of
	Period	Allowances	Allowances	Period

	(In thousands)
Year Ended April 3, 2005 Sales Returns and Allowances	$181	$4,862	$(4,542)	$501
Year Ended March 28, 2004 Sales Returns and Allowances	$140	$4,767	$(4,726)	$181
Year Ended March 30, 2003 Sales Returns and Allowances	$49	$4,435	$(4,345)	$140
      Advertising Expense — The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized either on a straight-line basis over the term of the contract or in accordance with the actual number of clicks-through to the RedEnvelope website. Advertising expenses for fiscal years 2005, 2004, and 2003 were $10.3 million, $6.9 million, and $4.1 million, respectively, and were included in marketing expenses.
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

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant for options granted in fiscal years 2005, 2004, and 2003 consistent with the provisions of SFAS No. 123 the Company’s pro forma net loss would have been as follows:

	Fiscal Year Ended

	2005	2004	2003

	(In thousands, except
	per share data)
Net loss — as reported	$(5,153)	$(5,128)	$(7,711)
Stock-based employee compensation included in reported net loss	24	260	359
Stock-based compensation expense determined under fair value method	(1,125)	(716)	(538)

Pro forma net loss	$(6,254)	$(5,584)	$(7,890)

Basic and diluted earnings per share
As reported	$(0.59)	$(1.16)	$(24.48)
Pro forma	$(0.71)	$(1.26)	$(25.05)
      Loss Per Share — For all periods presented, basic net loss per share equals diluted net loss per share because the effect of stock options, unvested shares and warrants outstanding would have been antidilutive. The number of antidilutive stock options, unvested shares and warrants excluded from the calculation for fiscal years 2005, 2004, and 2003 were approximately 1.4 million, 1.3 million, and 0.8 million, respectively.
      The effect of convertible preferred stock has been excluded from the computation of earnings per share for fiscal year 2003 as the effect is antidilutive. The weighted average shares of common stock issuable from conversion of convertible preferred stock for fiscal year 2003 was approximately 5.9 million.
      Comprehensive Loss — Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss).
      New Accounting Pronouncements — In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The effective date of the guidance has been delayed by the EITF. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that abnormal expenses be recognized in the current period and also introduces the concept of “normal capacity” to require the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal periods beginning December 1, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations, financial position or cash flows.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
fair value. Under the terms of SFAS 123R the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS 123R requires that fair value be estimated using an option pricing model that takes into account at least the following items — the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest. The statement will be effective for the Company beginning in fiscal 2007. The Company is currently evaluating the effect that SFAS 123R will have on its financial statements. However, the effect of SFAS 123R on the Company’s statement of operations is not expected to be materially different from the pro forma disclosures included in Note 1 of the Notes to Financial Statements.

2.	Initial Public Offering
      On September 30, 2003, the Company completed its initial public offering, whereby the Company sold 2.2 million shares of common stock at $14 per share and received proceeds of approximately $29.0 million (after underwriters’ discounts of $1.8 million). Total related offering expenses were approximately $1.5 million (excluding underwriter’s discounts).
      Immediately prior to the offering, the Company effected a 1 for 11.71 reverse stock split. All shares and per share calculations have been adjusted to reflect this split.
      On September 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into approximately 6.0 million shares of common stock. (See Note 8)

3.	Investments
      Short-term investments consist of government securities and corporate bonds both with original maturities beyond three months but less than one year. Long-term investments consisted of corporate bonds with original maturities of one year or longer, that the Company did not intend to use in current operations.
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
      Available-for-sale investments at April 3, 2005 were as follows (in thousands):

Municipal auctions (short-term)	$11,361
Government securities (short-term)	1,257
Corporate bonds (short-term)	1,738

Total available-for-sale investments	$14,356

      There were no gross realized gains or losses the fiscal year ended April 3, 2005 and March 28, 2004 and the gross realized gains or losses for the fiscal year ended March 30, 2003 were immaterial.

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment consists of the following (estimated useful life):

	April 3,	March 28,
	2005	2004

	(In thousands)
Machinery and computer equipment (3 years)	$7,966	$5,262
Software (3 years)	5,909	4,688
Fulfillment equipment under capital lease (3-7 years)	1,917	1,917
Furniture and fixtures (5 years)	460	388
Leasehold improvements (3-5 years)	1,593	528

Total	17,845	12,783
Less: accumulated depreciation and amortization	(10,258)	(8,037)

Total	$7,587	$4,746

      The cost of property and equipment under capital leases was $2.8 million and $3.0 million at April 3, 2005 and March 28, 2004, respectively. Accumulated depreciation for assets under capital leases was $1.8 million and $1.5 million, at April 3, 2005 and March 28, 2004, respectively.

5.	Income Taxes
      The Company has not recorded a tax benefit in any period presented due to losses incurred and uncertainty of realizing the net operating loss carryforwards. A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	2005	2004	2003

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes and other	(4.8)	(6.0)	(6.0)
Valuation allowance	38.8	40.0	40.0

	0.0%	0.0%	0.0%

      Deferred tax assets are summarized as follows:

	April 3,	March 28,
	2005	2004

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$27,588	$25,723
Allowance and accruals	2,033	2,281

Total	29,621	28,004
Less: valuation allowance	(29,621)	(28,004)

Net deferred tax assets	$—	$—

      The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a 100% valuation allowance at April 3, 2005

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
and March 28, 2004 due to the uncertainty of realizing future tax benefits from its net operating loss carryforward and other deferred tax assets.
      At April 3, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $75.6 million that are due to expire beginning in 2019 through 2025. State net operating loss carryforwards are approximately $26.0 million that are due to expire beginning in 2005 through 2015. Under the Internal Revenue Code of 1986, as amended, the amounts of and benefits from net operating loss and tax carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company’s preferred stock issuances have created an ownership change of more than 50% which caused annual limitations in the amount of net operating losses that arose prior to such ownership change that the Company may utilize for both federal and state purposes. In addition, the Company is currently evaluating whether its initial public offering and/or changes in its stock ownership since its initial public offering may have caused further ownership changes and resulting additional annual limitations in the amount of its federal and state net operating losses that the Company may utilize, but has not yet completed that evaluation.

6.	Borrowing Arrangements
      The Company has a line of credit from a lender with a maximum borrowing amount of $11.0 million, subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time. Amounts borrowed under this line of credit bear interest at rates equal to the greater of 9.5% or the prime lending rate plus 5.75%, for advances up to a fluctuating base amount, and equal to the greater of 11.5% or the prime lending rate plus 7.75% for advances in excess of that base amount. Amounts borrowed under this line of credit are secured by substantially all of the Company’s assets. The line of credit agreement provides for certain events of default, sets forth a number of affirmative and negative covenants to which the Company must adhere and expires on April 15, 2006, unless extended, renewed or terminated pursuant to the terms of the agreement. The Company must pay an unused line fee of up to $0.05 million per year, which is payable monthly, based on the unused portion of the loan commitment. The Company has borrowed funds under this credit facility from time to time and periodically repaid such borrowings with available cash. As of April 3, 2005 and March 28, 2004, the Company did not have any outstanding borrowings under this credit facility and was not subject to covenants compliance as a result of the June 21, 2004 Second Amendment which is discussed below.
      On June 21, 2004, the Company amended the terms of its credit facility. Under the terms of this Second Amendment, certain covenants for inventory ratios and capital expenditure limitations were eliminated. The minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant was modified, and quarterly minimum unrestricted cash balance levels were established. Further, under this Second Amendment, the EBITDA and minimum unrestricted cash balance covenants were modified such that they are not applicable unless borrowings are outstanding.
      In advance of any borrowings, the Company is required to deliver to the lender written notification of its intent to borrow, certain consents from the Company’s landlords and credit card processing firm, a list of domain name registrations, evidence of compliance with EBITDA and minimum unrestricted cash balance levels on a prospective basis, and historical and prospective financial statements. In addition, the lender may perform due diligence on the Company’s financial projections.
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

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The credit agreement requires the Company to pay and deliver all collections to an account over which the lender has sole control. When the Company borrows under the credit agreement, the borrowings are repaid through the funds in this account. In a situation where the Company is not borrowing, it must request the funds to be withdrawn from this account and deposited into the Company bank account. Under the terms of the Second Amendment, if the Company is not borrowing, this account will not be utilized. As a result, funds settled from its net revenues are deposited directly into its bank account.
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
      Leases — The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2010. Rent expense for the fiscal years 2005, 2004, and 2003 was approximately $1.8 million, $1.9 million, and $2.4 million, respectively. Future minimum lease payments under noncancelable operating and capital leases as of April 3, 2005 are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Fiscal 2006	$632	$1,563
Fiscal 2007	269	1,069
Fiscal 2008	18	802
Fiscal 2009	16	809
Fiscal 2010	3	509

Total minimum lease payments	938	$4,752

Less: Amount representing interest	(69)

Present value of capital lease obligations	869
Less: Current portion of capital lease obligations	(579)

Long-term portion of capital lease obligations	$290

      Legal Proceedings — From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Mandatorily Redeemable Convertible Preferred Stock and Series A Preferred Stock
      On September 30, 2003, the Company’s outstanding Preferred Stock was automatically converted into approximately 6.0 million shares of common stock. Each share of Series A and B preferred stock outstanding was converted into common stock on a one-for-one exchange ratio of common for preferred. Each share of Series C, D, E, and F preferred stock outstanding was converted into common stock on an exchange ratio of one share of preferred for approximately 1.58, 1.80, 1.27 and 0.99 shares of common, respectively.
      Preferred Stock Warrants — In connection with an unused credit facility, in November 2001 the Company issued a Series F preferred stock purchase warrant entitling the holder to purchase 21,349 shares of preferred stock, at $7.47 per share. The warrants are fully exercisable and expire upon the earlier of November 13, 2011 or two years after the closing of the Company’s initial public offering. The fair value of the warrants, $115,000, as determined using the Black-Scholes option pricing method, was recognized as interest expense over the term of the credit facility in 2001. The warrants were exercised in March of 2005.
      As consideration for the extension of the maturity date of certain debt in fiscal 2003, the lender received warrants to purchase 40,150 shares of Series F preferred stock at an exercise price of $7.47 per share. The fair value of the warrants was $161,000. These warrants were exercised in April of 2004.

9.	Common Stock
      As of April 3, 2005, the Company has reserved the following number of shares of common stock for future issuance in connection with:

April 3, 2005

(In thousands)
Exercise of common stock warrants	1
Options available for future grants	561
Options outstanding	1,388

Total	1,950

      Common Stock Warrants — In connection with obtaining a line of credit, the Company issued detachable warrants to purchase 17,079 shares of common stock in March 2000 with an exercise price of $5.86 per share, later reduced to $1.64 per share. The warrants are fully exercisable and expire on (a) March 2007 or (b) upon sale, conveyance or disposal of all or substantially all of the Company’s property or business or any other transaction or series of transactions in which 50% of the voting power of the Company is disposed of, whichever is earlier. The fair value of the warrants of $386,000, as determined using Black-Scholes option pricing model, was recorded as a discount on notes payable and was amortized as additional interest expense using the effective interest rate method over the term of the note. The warrants were exercised in April of 2004.

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

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The 1999 Plan also provides for early exercise of options prior to vesting. Any unvested shares purchased are subject to repurchase by the Company upon occurrence of certain events or conditions, such as employment termination, at the original purchase price. As of April 3, 2005 and March 28, 2004, there were no shares outstanding subject to repurchase rights.
      In fiscal year 2004, the Company granted approximately 0.3 million options to employees at an exercise price that was less than the fair market value of the Company’s stock on the date of grant. The Company recorded $0.7 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards. The Company recorded amortization expense of $24,000 and $130,000 in fiscal years 2005 and 2004, which is included in general and administrative expenses in the statements of operations.

Directors Stock Option Plan
      The Directors Stock Option Plan is intended to be a formula award plan providing for the grant of nonstatutory stock options to non-employee members of our Board of Directors. The Company registered 449,615 shares of $0.01 par value common stock for the Directors Stock Option Plan.

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity under the Company’s stock option plans:

			Weighted Average
	Shares Available	Options	Exercise Price
	for Grant	Outstanding	Per Share

	(In thousands, except per share amounts)
Balance at March 31, 2002	35	424	$5.74
Additional shares authorized	639	—	—
Granted (weighted average fair value $0.23)	(572)	572	1.64
Cancelled	189	(189)	4.33
Exercised	—	(13)	5.39

Balance at March 30, 2003	291	794	$3.16
Additional shares authorized	1,217	—	—
Granted (weighted average fair value $5.02)	(681)	681	8.50
Cancelled	235	(235)	3.47
Exercised	—	(51)	4.27

Balance at March 28, 2004	1,062	1,189	$6.09
Granted (weighted average fair value $4.28)	(683)	683	8.96
Cancelled	182	(182)	9.25
Exercised	—	(302)	3.79

Balance at April 3, 2005	561	1,388	$7.47

Exercisable, March 30, 2003	340		$4.45
Exercisable, March 28, 2004	552		$3.53
Exercisable, April 3, 2005	496		$5.00
      The following table summarizes information about stock options outstanding at April 3, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining Contractual	Exercise Price	Number	Exercise Price
Exercise Price	Outstanding	Life (Years)	Per Share	Outstanding	Per Share

	(In 000’s except per share amounts)
$ 0.59 - $ 4	.10 390	6.5	$1.70	272	$1.69
$ 4.11 - $11.	26 656	7.4	8.03	149	6.97
$11.27 - $12.1	9 167	7.0	11.96	34	12.17
$12.20 - $16.8	5 175	8.7	13.93	41	13.80

	1,388	7.3	$7.47	496	$5.00

      The pro-forma disclosures required by SFAS No. 123 are included in Note 1. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Method with the following weighted-average assumptions:

	Year Ended

	2005	2004	2003

Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility	68.2%	60.0%	60.0%
Risk-free interest rate	3.6%	3.3%	2.3%
Expected lives (yrs.)	4.0	4.0	4.0

RedEnvelope, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Employee Stock Purchase Plan (“ESPP”) — The ESPP allows employees to purchase common stock at a discount to market price through payroll deductions. The plan is structured through a series of consecutive six-month offering periods. Except for the first offering period, these offering periods generally start on the first trading day on or after May 1st and November 1st of each year and end, respectively, on the last trading day of the next October and April. The Company registered 401,366 shares $0.01 par value common stock for the ESPP. During fiscal year 2005, the Company issued 21,815 shares stock under the ESPP.
      401(k) Savings Plan — The Company sponsors a 401(k) Savings Plan which allows all employees to make salary deferral contributions ranging from 1% to 15% of their eligible earnings. The Company can make discretionary matching contributions to the Plan. During fiscal years 2005, 2004, and 2003, the Company contributed $98,000, $66,000, and $69,000, respectively, to the Plan.

11.	Related Party Transactions
      Notes receivable from stockholders represent amounts owed to the Company from the exercise of stock options. These full recourse notes are collateralized by common stock and bear interest at a rate of 5.74% per annum. Interest and principal is due and payable on July 10, 2003 through 2007. At April 3, 2005 and March 28, 2004, notes receivable were approximately $44,000.

12.	Quarterly Financial Information (Unaudited)
      The quarterly financial information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	Fiscal 2005 Quarter Ended

	June 27,	September 28,	December 28,	April 3,	2005
	2004	2004	2004	2005(1)	Total

	(In thousands, except per share amounts)
Net revenues	$21,131	$10,574	$47,514	$22,199	$101,418
Gross profit	11,232	5,131	25,807	10,523	52,693
Operating income (loss)	(948)	(3,904)	2,775	(3,149)	(5,226)
Net income (loss)	(952)	(3,887)	2,768	(3,082)	(5,153)
Basic income (loss) per share	$(0.11)	$(0.44)	$0.32	$(0.35)	$(0.59)
Diluted income (loss) per share	$(0.11)	$(0.44)	$0.30	$(0.35)	$(0.59)

	Fiscal 2004 Quarter Ended

	June 29,	September 28,	December 28,	March 28,	2004
	2003	2003	2003	2004	Total

	(In thousands, except per share amounts)
Net revenues	$17,721	$8,329	$35,922	$17,336	$79,308
Gross profit	8,671	4,032	17,773	9,238	39,714
Operating income (loss)	(1,058)	(2,730)	1,215	(2,276)	(4,849)
Net income (loss)	(1,217)	(2,826)	1,176	(2,261)	(5,128)
Basic income (loss) per share	$(3.52)	$(6.56)	$0.14	$(0.27)	$(1.16)
Diluted income (loss) per share	$(3.52)	$(6.56)	$0.13	$(0.27)	$(1.16)

(1)	The fourth quarter of 2005 includes an adjustment of $650,000 relating to prior periods, which decreased cost of goods sold, increased gross profit and decreased net loss. The out-of-period adjustment includes $321,000 associated with prior fiscal quarters in 2005 and $329,000 associated with prior years. The effect of the adjustment to any prior period would not be material.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures — The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on in this Annual Report on Form 10-K. The Company continues to implement minor changes primarily to formalize and document procedures already in place. Maintenance of disclosure controls and procedures is an ongoing process and controls and procedures may change over time. The Company also has established a Disclosure Committee, which consists of certain members of the Company’s senior management. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since the date of the evaluation of internal controls, no significant changes have been made that could significantly affect these controls.
      Changes in Internal Control Over Financial Reporting — On April 18, 2005 Polly Boe joined the Company as its new Chief Financial Officer, and on June 20, 2005 the Company hired a new Controller. On June 28, 2005, Ms. Boe discovered an overstatement of an inventory-related component of the Company’s accounts payable liability, which the Company believes occurred as the result of inadequate closing and reconciliation procedures for that account. The Company subsequently implemented new closing and reconciliation procedures for such account that are designed to prevent such an error in the future.

Item 9B.	Other Information
      As disclosed in the 8-K dated March 28, 2005 filed by the Company on March 31, 2005, Eric Wong resigned from the position of Chief Financial Officer of the Company effective April 18, 2005. In connection with Mr. Wong’s resignation, the Company and Mr. Wong entered into a Separation Agreement dated May 2, 2005, which provides for severance payments totaling $100,000 and for the Company to provide Mr. Wong with six months of his and his dependents’ health insurance coverage in exchange for a general release of any claims against the Company. The foregoing description of the Separation Agreement is qualified in its entirety by reference to the provisions of the Separation Agreement attached as Exhibit 10.46 to this annual report on Form 10-K.
      In connection with the resignation of John Roberts as the Company’s Senior Vice President Information Technology, the Company entered into a Separation Agreement dated June 1, 2005, with Mr. Roberts, which provides for severance payments totaling $50,000 and for the Company to provide Mr. Roberts and his dependents with four months of health insurance in exchange for a general release of any claims against the Company. The foregoing description of the Separation Agreement is qualified in its entirety by reference to the provisions of the Separation Agreement attached as Exhibit 10.47 to this annual report on Form 10-K.
      On June 2, 2005, the Company entered into a Consulting Agreement with Mr. Roberts under which the Company agreed to pay Mr. Roberts $125 per hour for time spent by Mr. Roberts providing consulting services to the Company. The foregoing description of the Separation Agreement is qualified in its entirety by reference to the provisions of the Separation Agreement attached as Exhibit 10.48 to this annual report on Form 10-K.

      On June 27, 2005 the Company and Harrison 160, LLC entered into a License Agreement dated as of May 31, 2005. This Agreement allows the Company to install and operate the servers that run its website at the licensor’s facility in San Francisco, California for a term of 36 months, beginning August 1, 2005. The Agreement provides that the licensor will supply electricity, climate control, security, fire suppression and certain other services relating to the operation of the Company’s servers. The foregoing description of the License Agreement is qualified in its entirety by reference to the provisions of the License Agreement attached as Exhibit 10.50 to this annual report on Form 10-K.
      On July 8, 2005, the Audit Committee of the Company’s Board of Directors, after discussions with management, determined that the financial results for the fiscal quarter and year ended April 3, 2005 announced by the Company in its May 17, 2005 press release (and included in a Current Report on Form 8-K filed on the same date) could no longer be relied upon due to the overstatement of an inventory-related component of the Company’s accounts payable liability. A review of this matter resulted in an adjustment to the Company’s previously announced fourth quarter financial statements, which decreased the Company’s accounts payable liability, cost of sales and net loss by $750,000, including an in-period adjustment of $100,000 and an out-of-period adjustment of $650,000, which consists of $321,000 associated with prior quarters of fiscal 2005 and $329,000 associated with prior fiscal years. This adjustment is described more fully in Note 12 to the financial statements contained in this report.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information regarding our Executive Officers required hereunder is set forth in Item 1 of Part 1 “Business — Executive Officers of the Registrant.” The information required hereunder regarding our Directors is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders. The information required hereunder regarding Compliance with Section 16(a) of the Securities Exchange Act and our Code of Ethics is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      Documents filed as a part of the report:
      1. Financial Statements
      The following consolidated financial statements of the Company are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements
      2. Financial Statement Schedules
      All schedules have been omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.
      3. Exhibits

Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant currently in effect.(1)
3.2		Amended and Restated Certificate of Incorporation of the Registrant(1)
3.4		Form of Amended and Restated Bylaws of the Registrant to be in effect after the closing of the offering made pursuant to this Registration Statement.(1)
4.1		Specimen stock certificate for the Registrant’s common stock.(1)
4.2		Amended and Restated Investors’ Rights Agreement dated April 17, 2002 between the Registrant and certain investors.(1)
4.3		Omnibus Amendment to Investors’ Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement dated May 29, 2003 between the Registrant and certain investors.(1)
4.9		Warrant Agreement dated February 10, 2000 issued to Comdisco, Inc.(1)
10.1		Form of Indemnification Agreement between the Registrant and each of its officers and directors.(1)
10.10		Lease dated March 28, 2000 between RedEnvelope and Four Amigos.(1)
10.11		First Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 1, 2004.
10.12		Offer Letter to Alison May dated March 12, 2002.(1)
10.13		Indemnification Agreement between RedEnvelope and Alison May dated April 8, 2002.(1)
10.20		1999 Stock Plan, as amended on April 11, 2003, and form agreements thereunder.(1)
10.21		2003 Directors’ Stock Option Plan and form agreements thereunder.(1)
10.22		2003 Employee Stock Purchase Plan and form agreements thereunder.(1)
10	.32*	Revolving Credit and Security Agreement dated June 13, 2003 between the Registrant and CapitalSource Finance, LLC.(1)
10	.33*	Internet Data Center Services Agreement dated October 23, 1998 between the Registrant and Exodus Communications, Inc.(1)
10.34		Offer Letter to Edward Schmults dated April 22, 2004.(2)
10.35		Waivers under and Amendment dated April 29, 2004 of the Revolving Credit and Security Agreement dated as of June 13, 2003 between RedEnvelope, Inc. and CapitalSource Finance LLC.(2)
10.36		Amendment No. 2 dated June 21, 2004 to the Revolving Credit and Security Agreement dated as of June 13, 2003 between RedEnvelope, Inc. and CapitalSource Finance LLC.(2)

Number		Description

10	.37*	Software License, Services, Support and Enhancements Agreement dated December 29, 2003 between RedEnvelope, Inc. and Manhattan Associates, Inc.(2)
10	.38*	Sales Agreement dated April 30, 2004 between RedEnvelope, Inc. and Vargo Material Handling, Inc.(2)
10.39		Lease Agreement between Creekside III LLC and RedEnvelope, Inc. effective as of April 1, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 22, 2004).
10.40		Lease Agreement dated July 22, 2004 between 149 New Montgomery, LLC and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004).
10.42		Employment Agreement dated August 20, 2004 between Eric C. Wong and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004).
10.43		Employment Agreement dated August 20, 2004 between Kristine Dang and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004).
10.44		Employment Agreement dated December 22, 2004 between Gary Korotzer and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 26, 2004).
10.45		Employment offer letter dated March 28, 2005 between RedEnvelope, Inc. and Polly Boe (incorporated by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed January 28, 2005).
10.46		Separation Agreement dated May 2, 2005 between RedEnvelope, Inc. and Eric C. Wong.
10.47		Separation Agreement dated June 1, 2005 between RedEnvelope, Inc. and John Roberts.
10.48		Consulting Agreement dated June 2, 2005 between RedEnvelope, Inc. and John Roberts.
10	.50**	License Agreement between Harrison 160, LLC and RedEnvelope, Inc., dated as of May 31, 2005.
10.51		Second Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 25, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005).
10.52		Agreement between Scott Galloway and RedEnvelope, Inc. dated July 13, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2005).
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Page 59).
31.1		Alison May’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Polly Boe’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Alison May’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Polly Boe’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Registration Statement on Form S-1, which became effective on September 24, 2003.

(2)	Incorporated by reference to identically numbered exhibits to the Registrant’s Annual Report on Form 10-K for the period ended March 28, 2004.

*	Confidential treatment granted with respect to certain portions of this Exhibit.

**	Material has been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 19, 2005.

REDENVELOPE, INC.

By: /s/ Polly Boe

Polly Boe
Chief Financial Officer
Date: July 19, 2005
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alison L. May and Polly Boe, and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K they deem necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or his substitute may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Moritz Michael Moritz	Chairman of the Board	July 19, 2005

/s/ Alison L. May Alison L. May	Director, President and Chief Executive Officer (Principal Executive Officer)	July 19, 2005

/s/ Polly Boe Polly Boe	Chief Financial Officer (Principal Financial and Accounting Officer)	July 19, 2005

/s/ Michael E. Dunn Michael E. Dunn	Director	July 19, 2005

/s/ Karen Edwards Karen Edwards	Director	July 19, 2005

/s/ Joseph C. Gandolfo Joseph C. Gandolfo	Director	July 19, 2005

Signature	Title	Date

/s/ Charles Heilbronn Charles Heilbronn	Director	July 19, 2005

/s/ Daniel R. Lyle Daniel R. Lyle	Director	July 19, 2005

EXHIBIT INDEX

Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant currently in effect.(1)
3.2		Amended and Restated Certificate of Incorporation of the Registrant(1)
3.4		Form of Amended and Restated Bylaws of the Registrant to be in effect after the closing of the offering made pursuant to this Registration Statement.(1)
4.1		Specimen stock certificate for the Registrant’s common stock.(1)
4.2		Amended and Restated Investors’ Rights Agreement dated April 17, 2002 between the Registrant and certain investors.(1)
4.3		Omnibus Amendment to Investors’ Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement dated May 29, 2003 between the Registrant and certain investors.(1)
4.9		Warrant Agreement dated February 10, 2000 issued to Comdisco, Inc.(1)
10.1		Form of Indemnification Agreement between the Registrant and each of its officers and directors.(1)
10.10		Lease dated March 28, 2000 between RedEnvelope and Four Amigos.(1)
10.11		First Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 1, 2004.
10.12		Offer Letter to Alison May dated March 12, 2002.(1)
10.13		Indemnification Agreement between RedEnvelope and Alison May dated April 8, 2002.(1)
10.20		1999 Stock Plan, as amended on April 11, 2003, and form agreements thereunder.(1)
10.21		2003 Directors’ Stock Option Plan and form agreements thereunder.(1)
10.22		2003 Employee Stock Purchase Plan and form agreements thereunder.(1)
10	.32*	Revolving Credit and Security Agreement dated June 13, 2003 between the Registrant and CapitalSource Finance, LLC.(1)
10	.33*	Internet Data Center Services Agreement dated October 23, 1998 between the Registrant and Exodus Communications, Inc.(1)
10.34		Offer Letter to Edward Schmults dated April 22, 2004.(2)
10.35		Waivers under and Amendment dated April 29, 2004 of the Revolving Credit and Security Agreement dated as of June 13, 2003 between RedEnvelope, Inc. and CapitalSource Finance LLC.(2)
10.36		Amendment No. 2 dated June 21, 2004 to the Revolving Credit and Security Agreement dated as of June 13, 2003 between RedEnvelope, Inc. and CapitalSource Finance LLC.(2)
10	.37*	Software License, Services, Support and Enhancements Agreement dated December 29, 2003 between RedEnvelope, Inc. and Manhattan Associates, Inc.(2)
10	.38*	Sales Agreement dated April 30, 2004 between RedEnvelope, Inc. and Vargo Material Handling, Inc.(2)
10.39		Lease Agreement between Creekside III LLC and RedEnvelope, Inc. effective as of April 1, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 22, 2004).
10.40		Lease Agreement dated July 22, 2004 between 149 New Montgomery, LLC and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004).
10.42		Employment Agreement dated August 20, 2004 between Eric C. Wong and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004).
10.43		Employment Agreement dated August 20, 2004 between Kristine Dang and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004).
10.44		Employment Agreement dated December 22, 2004 between Gary Korotzer and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 26, 2004).

Number		Description

10.45		Employment offer letter dated March 28, 2005 between RedEnvelope, Inc. and Polly Boe (incorporated by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed January 28, 2005).
10.46		Separation Agreement dated May 17, 2005 between RedEnvelope, Inc. and Eric C. Wong.
10.47		Separation Agreement dated May 20, 2005 between RedEnvelope, Inc. and John Roberts.
10.48		Consulting Agreement dated June 2, 2005 between RedEnvelope, Inc. and John Roberts
10	.50**	License Agreement between Harrison 160, LLC and RedEnvelope, Inc., dated as of May 31, 2005.
10.51		Second Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 25, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005).
10.52		Agreement between Scott Galloway and RedEnvelope, Inc. dated July 13, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2005).
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Page 59).
31.1		Alison May’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Polly Boe’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Alison May’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Polly Boe’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to identically numbered exhibits to the Registrant’s previously filed Registration Statement on Form S-1, which became effective on September 24, 2003.

(2)	Incorporated by reference to identically numbered exhibits to the Registrant’s Annual Report on Form 10-K for the period ended March 28, 2004.

*	Confidential treatment granted with respect to certain portions of this Exhibit.

**	Material has been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.