Form 10-Q
period 2005-07-03
REDENVELOPE INC
filed 2005-08-17
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes   ☑     No   ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 8,993,290 as of August 1, 2005.

RedEnvelope, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended July 3, 2005

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
RedEnvelope, Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

	July 3,	April 3,	June 27,
	2005	2005	2004
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,172	$4,807	$8,061
Short-term investments	14,471	14,356	21,101
Accounts receivable, net	1,109	992	849
Inventory	11,794	14,048	8,275
Prepaid catalog costs and other current assets	2,243	3,905	1,792

Total current assets	31,789	38,108	40,078
Property and equipment, net	7,423	7,587	6,236
Other assets	538	573	471

Total assets	$39,750	$46,268	$46,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,632	$10,044	$7,700
Accrued expenses and other current liabilities	3,716	3,454	3,228
Accrued compensation	1,148	993	1,215
Capital lease obligations, current	578	579	597

Total current liabilities	10,074	15,070	12,740
Capital lease obligations, long-term	141	290	671
Deferred rent	833	874	—

Total liabilities	11,048	16,234	13,411

Common stock, $0.01 par value; 100 million shares authorized; 9.0 million, 8.9 million, and 8.7 million issued and outstanding as of July 3, 2005, April 3, 2005, and June 27, 2004, respectively	90	90	88
Additional paid-in capital	114,232	113,831	113,011
Deferred compensation	(16)	(43)	(71)
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(85,560)	(83,805)	(79,604)
Accumulated other comprehensive income (loss)	—	5	(6)

Total stockholders’ equity	28,702	30,034	33,374

Total liabilities and stockholders’ equity	$39,750	$46,268	$46,785

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	July 3,	June 27,
	2005	2004
	(In thousands, except for per share data)
Net revenues	$24,978	$21,131
Cost of sales	11,729	9,899

Gross profit	13,249	11,232

Operating expenses:
Fulfillment	3,405	3,395
Marketing	6,863	4,944
General and administrative	4,811	3,841

Total operating expenses	15,079	12,180

Loss from operations	(1,830)	(948)
Interest income	140	75
Interest expense	(62)	(79)

Net loss	$(1,752)	$(952)

Net loss per share — basic and diluted	$(0.20)	$(0.11)

Weighted average shares outstanding — basic and diluted	8,919	8,635
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	July 3,	June 27,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(1,752)	$(952)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	798	618
Amortization of deferred stock compensation	4	7
Other non-cash charges	(7)	59
Changes in current assets and liabilities:
Accounts receivable	(118)	206
Inventory	2,255	1,334
Prepaid catalog and other assets	1,661	245
Accounts payable	(5,412)	2,161
Accrued expenses and other current liabilities	414	115

Net cash (used in) provided by operating activities	(2,157)	3,793

Cash Flows From Investing Activities:
Maturities of investments	1,300	6,089
Purchase of investments	(1,420)	(18,378)
Purchase of property and equipment	(633)	(2,117)

Net cash used in investing activities	(753)	(14,406)

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options and warrants	424	410
Principal payments on capital lease obligations	(149)	(145)

Net cash provided by financing activities	275	265

Net decrease in cash and cash equivalents	(2,635)	(10,348)
Cash and cash equivalents at beginning of period	4,807	18,409

Cash and cash equivalents at end of period	$2,172	$8,061

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements — Basis of Presentation
     The accompanying unaudited financial statements include the accounts of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”). The condensed balance sheets as of July 3, 2005 and June 27, 2004 and the condensed statements of operations and cash flows for the thirteen week periods ended July 3, 2005 and June 27, 2004 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week periods then ended. The balance sheet at April 3, 2005, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10K, for the fiscal year ended April 3, 2005.
     Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10K, for the fiscal year ended April 3, 2005. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the current period.
     The results of operations for the thirteen weeks ended July 3, 2005 are not necessarily indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.
     Our fiscal year ends on the Sunday closest to March 31, resulting in a 52 or 53 week year. Fiscal 2005 ended on April 3, 2005 and was 53 weeks long. Fiscal 2006 will end on April 2, 2006 and will be 52 weeks long. We report our interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters is thirteen weeks long, ending on the Sunday closest to the calendar quarter end, with the fourth fiscal quarter covering the remaining part of the fiscal year.
2. Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. Our significant accounting policies are set forth below.
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

     Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant for options granted in the thirteen weeks ended July 3, 2005 and June 27, 2004 consistent with the provisions of SFAS No. 123, the Company’s pro forma net loss would have been as follows:

	Thirteen Weeks Ended
	July 3,	June 27,
	2005	2004
	(In thousands, except per share data)
Net loss — as reported	$(1,752)	$(952)
Stock-based employee compensation included in reported net loss	4	7
Stock-based compensation expense determined under fair value base method	(456)	(144)

Pro forma net loss	$(2,204)	$(1,089)

Basic and diluted loss per share:
As reported	$(0.20)	$(0.11)
Pro forma	$(0.25)	$(0.13)
     Loss Per Share — For the thirteen weeks ended July 3, 2005 and June 27, 2004, basic net loss per share equals diluted net loss per share because the effect of stock options, unvested shares and warrants outstanding would have been antidilutive. The number of antidilutive stock options, unvested shares, and warrants excluded from the calculation for the thirteen weeks ended July 3, 2005 and June 27, 2004, were approximately 1.4 million and 1.1 million, respectively.
     Comprehensive Loss — Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive loss is comprised of unrealized gains and losses on marketable securities categorized as available-for-sale. Total comprehensive loss for the thirteen weeks ended July 3, 2005 and June 27, 2004 was $1.8 million and $1.0 million, respectively.
     New Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Under the terms of SFAS 123R, the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS 123R requires that fair value be estimated using an option pricing model that takes into account at least the following items — the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest. The statement will be effective for the Company beginning in fiscal 2007. The Company is currently evaluating the effect that SFAS 123R will have on its financial statements.
3. Investments
     Short-term investments consist of government securities and corporate bonds both with maturities beyond three months but less than one year.
     The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. At June 27, 2004 action rate securities were classified as “Cash and cash equivalents.” These securities have been reclassified for all periods presented from “Cash and cash equivalents” to

“Short-term available-for-sale investments”. These auction rates securities have an underlying long-term maturity; however, they are traded or mature on a shorter term based on an auction bid that resets the interest rate over time intervals of 28 to 49 days. These resets allow for a much higher level of liquidity than typical long-term investments. Accordingly, we have reclassified these securities to short-term available-for-sale investments. The table below summarizes the effect of the reclassification:

	June 27, 2004
	Cash and Cash	Short-term
	Equivalents	Investments
	(in thousands)
As previously reported	$18,667	$10,495

Aucton-rate securities	(10,606)	10,606

As adjusted	$8,061	$21,101

     This reclassification also resulted in changes to the Company’s Statement of Cash Flows for the thirteen weeks ended June 27, 2004. The changes in auction rate securities previously presented as cash and cash equivalents have been reclassified to Investing activities in the Statement of Cash Flows.
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
     Available-for-sale investments at July 3, 2005 consisted of auction-rate securities classified as short-term available-for-sale. There were no gross realized gains or losses the thirteen weeks ended July 3, 2005 and June 27, 2004.
4. Borrowing Arrangements
     The Company has a line of credit from a lender with a maximum borrowing amount of $11.0 million, subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time. Amounts borrowed under this line of credit bear interest at rates equal to the greater of 9.5% or the prime lending rate plus 5.75%, for advances up to a fluctuating base amount, and equal to the greater of 11.5% or the prime lending rate plus 7.75% for advances in excess of that base amount. Amounts borrowed under this line of credit are secured by substantially all of the Company’s assets. The line of credit agreement provides for certain events of default, sets forth a number of affirmative and negative covenants to which the Company must adhere and expires on April 15, 2006, unless extended, renewed, or terminated pursuant to the terms of the agreement. The Company must pay an unused line fee of up to $0.05 million per year, which is payable monthly, based on the unused portion of the loan commitment. As of July 3, 2005 and June 27, 2004, the Company did not have any outstanding borrowings under this credit facility and was not subject to covenants compliance.

5. Legal Proceedings
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
Overview
     RedEnvelope is an upscale online retailer of gifts and offers an extensive collection of gifts for every occasion, recipient, and budget. Our in-house design team creates unique proprietary products, and our merchants travel the world sourcing unique products and often commissioning artists and vendors to create exclusive gifts. Through our website, www.redenvelope.com, customers can search for gifts by occasion, recipient, product category and price point. We also publish our full-color catalog several times a year.
     Our net revenues increased 18.2% from the first quarter of fiscal 2005 to $25.0 million in the first quarter of fiscal 2006 primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns.
     Gross margins were relatively flat, changing from 53.2% in the first quarter of fiscal 2005 to 53.0% in the first quarter of fiscal 2006. Fulfillment expenses declined to 13.6% of net revenue in the first quarter of fiscal 2006 versus 16.0% in the same period of last year primarily due to operating efficiencies gained in both our fulfillment center and call center. These efficiencies are mainly the result of process and system improvements put in place over the past year.
     Our marketing expenses increased from 23.4% of sales in the first quarter of fiscal 2005 to 27.5% of sales during the first quarter of fiscal 2006. First quarter fiscal 2006 contained the last part of our advertising investment started in third quarter fiscal 2005 as well as additional market research spending. Furthermore, catalog spending was increased primarily due to increased circulation, and we continued to use online advertising to drive revenue growth.
     General and administrative expenses increased from 18.2% of net revenues during the first quarter of fiscal 2005 to 19.2% of net revenues during the first quarter of fiscal 2006 primarily due to being fully staffed during this quarter.

     For the remainder of fiscal 2006, our focus will be on the following priorities: enhancing and expanding our product line, maintaining the operational efficiency of our fulfillment center, and increasing our conversion rates of our site traffic and improving the retention rates of our existing customers. We currently believe investments in these initiatives will result in higher top line growth, improved margins, and increased efficiency of our operations.
     Although we are committed to our strategic initiatives, there are inherent risks associated with our business that may present challenges for us in the future and could prevent us from achieving intended results within anticipated timelines or at all. We have outlined currently identified risks within the “Factors That May Affect Future Results” section of this report. In addition, the following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our unaudited condensed financial statements and the notes thereto in this Quarterly Report on Form 10-Q.
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
     Revenue recognition. We derive our revenues from product sales made to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer, and defer any payments we receive prior to the date we estimate the customer has received the goods. We use our third-party freight carrier information to estimate when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Significant management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. In particular, our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $0.5 million, $0.5 million and $0.4 million as of July 3, 2005, April 3, 2005 and June 27, 2004, respectively.
     Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs and the cost of gift-wrap, are included in cost of sales. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the thirteen weeks ended July 3, 2005 and June 27, 2004 were $1.0 million and $1.2 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or to operating expenses, resulting in higher gross profit.
     Inventory. Inventories are stated at the lower of cost or market with costs based on the first-in-first-out method. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific provisions are recorded in the event the cost of the inventory exceeds the fair market value. In addition, we estimate a reserve for expected inventory shrinkage based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count. The obsolescence reserve was $1.1 million, $0.8 million and $0.6 million as of July 3, 2005, April 3, 2005 and June 27, 2004, respectively.
     Accounting for income taxes. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of April 3, 2005, we had recorded a valuation allowance of $29.6 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

Results of Operations
     The following table sets forth our statements of operations data for the thirteen weeks ended July 3, 2005 and June 27, 2004, respectively, expressed as a percentage of net revenues.

	Thirteen Weeks
	July 3,	June 27,
	2005	2004
Statements of Operation Data:
Net revenues	100.0%	100.0%
Cost of sales	47.0	46.8

Gross profit	53.0	53.2
Operating expenses:
Fulfillment	13.6	16.0
Marketing	27.5	23.4
General and administrative	19.2	18.2

Total operating expenses	60.3	57.6
Loss from operations	(7.3)	(4.4)
Interest income	0.5	0.3
Interest expense	(0.2)	(0.4)

Net loss	(7.0)%	(4.5)%

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
     Net revenues were $25.0 million and $21.1 million for the thirteen weeks ended July 3, 2005 and June 27, 2004, respectively, representing a 18.2% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns. Both online revenues, through search, portals and affiliates, and revenues from customers who receive our catalogs, grew over the first quarter of the prior fiscal year, with the online portion of the business growing faster. During the first quarter of fiscal 2006, the Company experienced an 11.3% increase in orders shipped over the first quarter of fiscal 2005 from 295,000 to 328,000 and a 6.2% increase in revenue per order shipped over the first quarter of fiscal 2005, from $72 per order to $76 per order. Our customer base increased from approximately 2.3 million as of April 3, 2005 to approximately 2.5 million as of July 3, 2005.
Cost of Sales
     Cost of sales consists of the cost of the product sold, inbound and outbound freight and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment.
     Cost of sales was $11.7 million and $9.9 million for the thirteen weeks ended July 3, 2005 and June 27, 2004, respectively, representing 47.0% and 46.8% of net revenues respectively. The 18.5% increase in costs of sales was mainly attributable to the 18.2% increase in net revenues. Gross profit per order increased to approximately $40 from $38 in the first quarter of fiscal 2005.

Operating Expenses
     Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred by our distribution center and customer service facility.
     Fulfillment expenses were $3.4 million and $3.4 million for the thirteen weeks ended July 3, 2005 and June 27, 2004, respectively, representing 13.6% and 16.0% of net revenues, respectively. The decrease as a percentage of net revenues is mainly attributable to operating efficiencies at both the fulfillment center and the customer service facility. The Company experienced an 11.3% increase in the number of orders shipped over the first quarter of fiscal 2005, which was handled without any related increase in fulfillment expenses, mainly due to improved processes and systems implemented over the past year, along with successful training programs and improved management. If we are unable to maintain the efficiency of the process at our fulfillment center or if we are unable to service effectively our order volumes in fiscal 2006, our business and operating results could be materially harmed.
     Marketing. Marketing expenses consist primarily of online and catalog programs as well as advertising, public relations, and other promotional expenditures.
     Marketing expenses were $6.9 million and $4.9 million for the thirteen weeks ended July 3, 2005 and June 27, 2004, respectively, representing 27.5% and 23.4% of net revenues, respectively. The increase in dollars and percentage of net revenues was due to additional spending in our online marketing and catalog campaigns as well as approximately $0.8M spent on advertising and market research in the quarter. During the first quarter of fiscal 2006, we increased our catalog circulation over the same period of fiscal 2005 primarily due to the growth in our customer file to 2.5 million names and the addition of a new jewelry catalog during the quarter. We do not expect as significant a spend on traditional advertising during the last three quarters of fiscal year 2006, as during the last three quarters of fiscal 2005. If we are unsuccessful in generating sufficient revenues through our marketing vehicles, our operating results could be adversely affected.
     General and Administrative. General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.
     General and administrative expenses were $4.8 million and $3.8 million for the thirteen weeks ended July 3, 2005 and June 27, 2004, respectively, representing 19.2% and 18.2% of net revenues, respectively. The increase in dollars and percentage of net revenue is mainly due to being fully staffed during the quarter, which was not the case during the first quarter of fiscal 2005. In addition depreciation expense increased by approximately $0.2 million due to capital expenditures made in software equipment and facilities in the prior year.
Liquidity and Capital Resources
     We have funded our operations through July 3, 2005 primarily through the completion of our initial public offering, which resulted in net offering proceeds of approximately $29.0 million. Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer holiday spending. As a result, our cash balances are seasonal in nature, with the third fiscal quarter containing both our lowest level of cash for the year as we build inventory for the holiday selling season and our highest level upon conclusion of the season. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December. In addition to our current cash balances on-hand, we have in place a revolving credit facility described more fully below and in Note 4 to the financial statements contained in this report.
     Cash Flows From Operating Activities — Net cash flows used in operating activities were $2.2 million for thirteen weeks ended July 3, 2005 as compared to $3.8 million of net cash flows provided by operating activities for the thirteen weeks ended June 27, 2004. In the first quarter of fiscal 2006, net cash used by operating activities increased by $6.0 million from the first quarter of fiscal 2005, primarily due to changes in working capital and a higher net loss. Specifically, there was a decrease in our accounts payable as a result of shorter payment terms with certain of our vendors as we move to offshore sourcing of product and make more timely payment to vendors. In addition, inventory levels increased as a result of our overall business growth as well as a change to stocking more core inventory items for sale during the upcoming Fall season.

     Cash Flows From Investing Activities — Net cash flows used in investing activities were $0.8 million and $14.4 million for thirteen weeks ended July 3, 2005 and June 27, 2004, respectively. Uses of cash flows from investing activities consisted of capital expenditures for property and equipment and purchases of investments, offset by maturities of investments. In the first quarter of fiscal 2006, we spent $0.6 million for various investments in management systems, our call center, and fulfillment center. We currently anticipate spending an additional $2.4 to $2.9 million during the remainder of fiscal 2006 related to these projects which we believe support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These capital expenditures may result in an increase in our depreciation expense. Although we believe these estimates of expenditures to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater.
     Cash Flows From Financing Activities — Net cash flows provided by financing activities were $0.3 million and $0.3 million for the thirteen weeks ended July 3, 2005 and June 27, 2004 respectively. For both periods, net cash flows from financing activities consisted of proceeds from the exercises of stock options which were slightly offset by payments on capital lease obligations.
     Revolving Credit Facility — We have in place a revolving credit facility with a lender which is described more fully in Note 4 to the financial statements contained in this report. At July 3, 2005 we had no borrowings under the revolving credit facility. We can offer no assurances that this credit facility would be available to us under the current terms or at all should we need to borrow.
     We currently believe that the cash and short-term investments currently on hand will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash generated from operations to fund operations and capital expenditures. Additionally, equity and or debt financing may be needed to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.
Factors That May Affect Future Results
     You should consider carefully the risks and uncertainties relating to our business including those described below, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently do not deem material could also become important factors that may harm our business. The trading price of our common stock could decline due to any of these risks and uncertainties, and you could lose all or part of your investment.
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
     We have a history of losses and we may continue to incur losses for the foreseeable future. As of July 3, 2005, our accumulated deficit was $85.6 million. We have not achieved profitability for a full fiscal year. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.
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
     Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events (such as natural disasters or terrorist attacks), and errors in usage by our employees and customers. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in Santa Clara, California, and we are currently in the process of moving them to another third-party service provider in San Francisco, California. Such a move could result in the loss of data and/or an interruption of service, either of which could seriously harm our business. In the event that these service providers experience any interruption in their operations or cease operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we would be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant loss of data or interruption in the availability or functionality of our website, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business and operating results.

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
     Our fulfillment and distribution operation is located in leased facilities in Lockbourne, Ohio. Our agreement with the fulfillment services company that previously managed the fulfillment and distribution operations at the Lockbourne, Ohio facility expired in August 2003, at which point we assumed direct control of fulfillment and distribution operations. We have limited experience and have encountered difficulties in the past managing our fulfillment and distribution operations, and we cannot assure you that we will be successful in this endeavor. If we are unable to manage successfully our fulfillment and distribution operations and to meet our customers’ expectations regarding personalization, presentation and delivery, our business reputation, operations and financial condition could be seriously harmed. Further, any difficulty in managing our fulfillment and distribution operations could require us to find one or more parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple fulfillment facilities. Further, we currently anticipate that we will need to expand and upgrade our fulfillment operations in the future to accommodate increases in customer orders, increased demand for personalized products or changes in available technology. If we fail to successfully manage, expand or make necessary upgrades to our fulfillment and distribution operations in a timely and cost-effective manner, it would have a material adverse effect on our business.
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
     Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. Our distribution facility, located in Lockbourne, Ohio, houses substantially all of our product inventory and is the location from which substantially all of our orders are shipped. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Further, California has in the recent past experienced power outages as a result of limited electrical power supplies. These outages may recur in the future and we cannot determine the effect, if any, that such outages would have on the operation of our business. In addition, as our inventory and distribution facility is located in an area that is susceptible to harsh weather, a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Also, areas in and around San Diego, California, the site of our customer service facility, have in the past experienced severe wildfires. The occurrence of any such wildfires in the future could destroy, render inoperable or cause the evacuation of our customer service facility, which could significantly disrupt our ability to provide satisfactory customer service. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that an earthquake, natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be seriously harmed.

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
     The U.S. retail industry, the specialty retail industry in particular, and the online commerce sector are highly competitive, dynamic in nature and have undergone significant changes over the past several years and will likely continue to undergo significant changes. Our ability to anticipate and respond successfully to these changes is critical to our long-term growth and we cannot assure you that we will anticipate and respond effectively to changes in the retail industry and online commerce sectors. If we are unable to maintain or increase our market share or compete effectively in the retail gift market, our business, financial condition and operating results would be affected adversely.

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
     Our revenues depend on our ability to advertise and market our products effectively through the RedEnvelope catalog and other advertising and marketing efforts. If we do not successfully advertise and market our products, our operating results will be seriously harmed. Increases in the cost of advertising and marketing, including paper and postage costs, the costs of online marketing and the costs of complying with applicable regulations, may limit our ability to advertise and market our business in a cost-effective manner. In addition, individuals are increasingly using software programs that block certain email marketing campaigns, and certain federal and state laws and regulations may restrict our ability to effectively utilize email as a marketing tool. If we decrease our advertising, or marketing activities, if the effectiveness of such activities is diminished, due to increased costs, restrictions enacted by regulatory agencies or for any other reason, or if our current advertising strategy does not yield anticipated results, our future operating results could be significantly harmed.
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
     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Three of our former officers, Eric Wong, our former Chief Financial Officer, John Roberts, our former Vice President of Information Technology and Kathy Herzog, our former Vice President of Merchandise Operations, each resigned from RedEnvelope in the recent past. While we believe that this will have no material impact on our operations, we cannot assure you that disruptions occasioned by their departures will not have an adverse impact on our near-term operations. Our performance also depends on our ability to retain and motivate other officers and key employees. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Ms. May, Ms. Boe or any of our executive officers or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we may be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel would harm our business, financial condition and results of operations.
If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers.
     We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, partners, suppliers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Further, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may sell our products and offer our services in the future. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business would be harmed.
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
     Consumer spending patterns, particularly discretionary spending for products such as ours, are affected by, among other things, prevailing economic conditions, stock market volatility, wars, threats of war, acts of terrorism, wage rates, interest rates, inflation, taxation, and consumer confidence. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. Our business and revenues have been, and in the future could be, negatively affected by poor economic conditions and any related decline in consumer demand for discretionary items such as our products. We face uncertainty in the degree to which poor performance in the retail industry, decreased consumer confidence or any economic slowdown will negatively affect demand for our products. We may not be able to accurately anticipate the magnitude of these effects on future quarterly results, which could seriously harm our financial condition. As we do not have large cash reserves, we may not be able to survive an extended recession or sluggish economy.
We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.
     We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. Since our inception, we have experienced negative cash flow from operations on a fiscal year basis and may experience negative cash flow from operations on a fiscal year basis in the future. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. Any failure to obtain necessary capital on commercially reasonable terms could have severe consequences on our business. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders would experience dilution of their ownership interests. Further, under the terms of our credit agreement, we are subject to certain contractual limitations with respect to raising additional capital during the term of that agreement. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that would dilute the ownership interests, and possibly affect the rights, preferences and privileges of existing stockholders, or scale back, or fail to address opportunities for expansion or enhancement of, our operations.
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
     Additionally, under the terms of our credit agreement, we are subject to covenants that could restrict or place limitations on our ability to be acquired by another company during the term of the credit agreement, even if such acquisition would be beneficial to our stockholders.
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
     During the first quarter of fiscal 2006, approximately 75% of our products were purchased through our website. Our long-term prospects therefore depend upon the general public’s increasing willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop into an effective and reliable tool for consumer purchases would seriously damage our future operations. Online commerce is a relatively new concept, and online purchases may decline or fail to increase as projected. The future of online commerce is uncertain, many online commerce companies have ceased operations in recent years and most existing online commerce companies have a relatively short operating history. If consumers are unwilling to use the Internet to purchase retail products, our business will be significantly harmed.
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
We may be subject to liability for the content that we publish.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk— We currently maintain a portfolio of fixed and variable rate investments consisting of cash equivalents, short-term marketable securities, and long-term marketable securities which can be affected by changes in market interest rates. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”. Marketable securities are comprised of government securities and corporate bonds. We do not use derivative financial instruments in our investment portfolio. (See Note 3 of Notes to Financial Statements)
     All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments in marketable securities are considered short-term investments if original maturities range over three months but less than one year.
     The following table lists our cash and cash equivalents and short-term investments at July 3, 2005:

(In thousands)
Cash and cash equivalents	$2,172
Short-term investments	14,471

Total	$16,643

     If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.
     Foreign Currency Risk— We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars. As of July 3, 2005, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures— The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on in this Quarterly Report on Form 10-Q. The Company continues to implement minor changes primarily to formalize and document procedures already in place. Maintenance of disclosure controls and procedures is an ongoing process and controls and procedures may change over time. The Company also has established a Disclosure Committee, which consists of certain members of the Company’s senior management. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since the date of the evaluation of internal controls, no significant changes have been made that could significantly affect these controls.
     Changes in Internal Control Over Financial Reporting— On April 18, 2005 Polly Boe joined the Company as its new Chief Financial Officer, and on June 20, 2005 the Company hired a new Controller. On June 28, 2005, Ms. Boe discovered an overstatement of an inventory-related component of the Company’s accounts payable liability, which the Company believes occurred as the result of inadequate closing and reconciliation procedures for that account. The resolution of this issue is reflected in the Company’s financial statements included in its fiscal year 2005 Annual Report on Form 10-K. The Company subsequently implemented new closing and reconciliation procedures for such account that are designed to prevent such an error in the future.
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
     On September 24, 2003, a Registration Statement on Form S-1 (Commission File No. 333-106120) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The net proceeds to us from the offering were approximately $29.0 million after deducting underwriting discounts of $1.8 million. We used approximately $1.5 million of the net proceeds for fees related to the offering (excluding banker fees). Since the initial public offering, we have used approximately $7.6 million for purchases of property and equipment. We also use the net proceeds to fund our working capital requirements throughout the year.
Item 5. Other Information
     Beginning August 15, 2005, RedEnvelope entered into indemnification agreements with its officers and directors based on a revised Company standard form. The Company anticipates that all of its current officers and continuing directors will execute this new form. These agreements contain provisions that may require RedEnvelope, among other things, to indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct and other than as limited by Delaware law) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. The foregoing description of these agreements is qualified in its entirety by reference to the Company’s Form of Indemnification Agreement for Executive Officers and Directors attached to this report as Exhibit 10.53.
Item 6.    Exhibits
10.53	RedEnvelope, Inc. Form of Indemnification Agreement for Executive Officers and Directors (in use from August 15, 2005)

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

II - 1

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDENVELOPE, INC.

By:	/s/ Polly Boe

Polly Boe
Chief Financial Officer
Date: August 17, 2005

II - 2

EXHIBIT INDEX
10.53	RedEnvelope, Inc. Form of Indemnification Agreement for Executive Officers and Directors (in use from August 15, 2005)

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002