Form 10-Q
period 2005-10-02
REDENVELOPE INC
filed 2005-11-15
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 9,016,025 as of November 7, 2005.

RedEnvelope, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended October 2, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RedEnvelope, Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

	October 2,	April 3,	September 26,
	2005	2005	2004
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,286	$4,807	$4,365
Short-term investments	10,122	14,356	13,256
Accounts receivable, net	792	992	842
Inventory	13,976	14,048	15,660
Prepaid catalog costs and other current assets	3,879	3,905	4,494

Total current assets	32,055	38,108	38,617
Property and equipment, net	7,473	7,587	7,501
Other assets	503	573	642

Total assets	$40,031	$46,268	$46,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,913	$10,044	$11,412
Accrued expenses and other current liabilities	3,554	3,454	3,009
Accrued compensation	770	993	1,389
Capital lease obligations, current	549	579	584

Total current liabilities	13,786	15,070	16,394
Capital lease obligations, long-term	39	290	531
Deferred rent	792	874	280

Total liabilities	14,617	16,234	17,205

Common stock, $0.01 par value; 100 million shares authorized; 9.0 million, 8.9 million, and 8.7 million issued and outstanding as of October 2, 2005, April 3, 2005, and September 26, 2004, respectively	91	90	88
Additional paid-in capital	114,426	113,831	113,063
Deferred compensation	(13)	(43)	(65)
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(89,046)	(83,805)	(83,491)
Accumulated other comprehensive income	—	5	4

Total stockholders’ equity	25,414	30,034	29,555

Total liabilities and stockholders’ equity	$40,031	$46,268	$46,760

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
		(In thousands, except for per share data)
Net revenues	$13,124	$10,574	$38,102	$31,705
Cost of sales	6,946	5,443	18,675	15,342

Gross profit	6,178	5,131	19,427	16,363

Operating expenses:
Fulfillment	2,233	2,298	5,638	5,693
Marketing	2,727	2,199	9,590	7,143
General and administrative	4,780	4,538	9,591	8,379

Total operating expenses	9,740	9,035	24,819	21,215

Loss from operations	(3,562)	(3,904)	(5,392)	(4,852)
Interest income (expense), net	73	17	151	13

Net loss	$(3,489)	$(3,887)	$(5,241)	$(4,839)

Net loss per share, basic and diluted	$(0.39)	$(0.44)	$(0.59)	$(0.56)

Weighted average shares outstanding, basic and diluted	8,996	8,739	8,958	8,687
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	October 2,	September 26,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(5,241)	$(4,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,596	1,254
Amortization of deferred stock compensation	6	13
Other non-cash charges	(12)	136
Changes in current assets and liabilities:
Accounts receivable	200	212
Inventory	72	(6,051)
Prepaid catalog and other assets	26	(2,662)
Accounts payable	(1,131)	5,866
Accrued expenses and other current liabilities	(123)	126

Net cash used in operating activities	(4,607)	(5,945)

Cash Flows From Investing Activities:
Maturities of short-term investments	17,544	19,113
Purchases of short-term investments	(13,315)	(7,791)
Purchases of property and equipment	(1,447)	(3,823)

Net cash provided by investing activities	2,782	7,499

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	621	456
Principal payments on capital lease obligations	(317)	(298)

Net cash provided by financing activities	304	158

Net (decrease) increase in cash and cash equivalents	(1,521)	1,712
Cash and cash equivalents at beginning of period	4,807	2,653

Cash and cash equivalents at end of period	$3,286	$4,365

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements — Basis of Presentation
     The accompanying unaudited financial statements include the accounts of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”). The condensed balance sheets as of October 2, 2005 and September 26, 2004, the condensed statements of operations for the thirteen week and twenty-six week periods ended October 2, 2005 and September 26, 2004, and the condensed statements of cash flows for the twenty-six week periods ended October 2, 2005 and September 26, 2004 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen week and twenty-six week periods then ended. The balance sheet at April 3, 2005, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10K, for the fiscal year ended April 3, 2005.
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
     The results of operations for the thirteen and twenty-six weeks ended October 2, 2005 are not necessarily indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.
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

     Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant for options granted in the thirteen and twenty-six weeks ended October 2, 2005 and September 26, 2004 consistent with the provisions of SFAS No. 123, the Company’s pro forma net loss would have been as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
	(In thousands, except for per share data)
Net loss — as reported	$(3,489)	$(3,887)	$(5,241)	$(4,839)

Stock-based employee compensation included in reported net loss	2	6	6	13

Stock-based compensation expense determined under fair value based method	(420)	(255)	(876)	(423)

Pro forma net loss	$(3,907)	$(4,136)	$(6,111)	$(5,249)

Basic and diluted loss per share:
As reported	$(0.39)	$(0.44)	$(0.59)	$(0.56)
Pro forma	$(0.43)	$(0.47)	$(0.68)	$(0.60)
     Loss Per Share — For all periods presented, basic net loss per share equals diluted net loss per share because the effect of common stock equivalents (stock options and warrants outstanding) would have been antidilutive. The weighted average number of stock options and warrants outstanding excluded from the calculation for the thirteen weeks ended October 2, 2005 and September 26, 2004, were approximately 1.5 million and 1.3 million, respectively. The weighted average number of stock options and warrants outstanding excluded from the calculation for the twenty-six weeks ended October 2, 2005 and September 26, 2004, were approximately 1.4 million and 1.2 million, respectively.
     Accumulated Other Comprehensive Income — Accumulated Other Comprehensive Income consists of unrealized gains and losses on marketable securities categorized as available-for-sale.
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

3. Investments
     The Company records its investments as available-for-sale. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses being included in accumulated other comprehensive income. As of October 2, 2005, there were no unrealized gains or losses related to recording available-for-sale short-term investments. Short-term investments are comprised of auction rate securities with maturities beyond three months but less than one year.
     At September 26, 2004 auction rate securities were previously classified as “Cash and cash equivalents.” These securities have been reclassified for all periods presented from “Cash and cash equivalents” to “Short-term investments”. These auction rates securities have an underlying long-term maturity; however, they are traded or mature on a shorter term based on an auction bid that resets the interest rate over time intervals of 28 to 49 days. These resets allow for a much higher level of liquidity than typical long-term investments. Accordingly, we have reclassified these securities to short-term investments. The table below summarizes the effect of the reclassification:

	September 26, 2004
	Cash and Cash	Short-term
	Equivalents	Investments
	(in thousands)
As previously reported	$7,669	$9,952

Auction rate securities	(3,304)	3,304

As adjusted	$4,365	$13,256
     This reclassification also resulted in changes to the Company’s Statement of Cash Flows for the twenty-six weeks ended September 26, 2004. The changes in auction rate securities previously presented as cash and cash equivalents have been reclassified to Investing activities in the Statement of Cash Flows.
     Available-for-sale investments at October 2, 2005 consisted of auction rate securities classified as short-term investments. There were no gross realized gains or losses the thirteen and twenty-six weeks ended October 2, 2005 and September 26, 2004.
4. Borrowing Arrangements
     The Company has a line of credit from a lender with a maximum borrowing amount of $11.0 million, subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time. Amounts borrowed under this line of credit bear interest at rates equal to the greater of 9.5% or the prime lending rate plus 5.75% for advances up to a fluctuating base amount, and equal to the greater of 11.5% or the prime lending rate plus 7.75% for advances in excess of that base amount. Amounts borrowed under this line of credit are secured by substantially all of the Company’s assets. The line of credit agreement provides for certain events of default, sets forth a number of affirmative and negative covenants to which the Company must adhere and expires on April 15, 2006, unless extended, renewed, or terminated pursuant to the terms of the agreement. The Company must pay an unused line fee of up to $0.05 million per year, which is payable monthly, based on the unused portion of the loan commitment. As of October 2, 2005 and September 26, 2004, the Company did not have any outstanding borrowings under this credit facility and was not subject to covenants compliance. The Company currently believes that this credit facility would not be available to borrow against under its current terms or at all.

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
Overview
     RedEnvelope is an upscale online retailer of gifts and offers an extensive collection of gifts for every occasion, recipient, and budget. Our in-house design team creates unique proprietary products, and our merchants source unique products from various parts of the world and often commission artists and vendors to create exclusive gifts. Through our website, www.redenvelope.com, customers can search for gifts by occasion, recipient, product category and price point. We also publish our full-color catalog several times a year.
     Our net revenues increased 24.1% from the second quarter of fiscal 2005 to $13.1 million in the second quarter of fiscal 2006 primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns as well as our summer sale event.

     Gross margins decreased slightly in the second quarter of fiscal 2006 primarily due to a higher proportion of our net revenue being derived from our summer sale event. This resulted in a change in gross margin from 48.5% in the second quarter of fiscal 2005 to 47.1% in the second quarter of fiscal 2006.
     Fulfillment expenses decreased to 17.0% of net revenues in the second quarter of fiscal 2006 from 21.7% of net revenues in the same period of fiscal 2005, primarily due to operating efficiencies gained in both our fulfillment center and call center. These efficiencies are mainly the result of process and system improvements put in place over the past year.
     Our marketing expenses were 20.8% of net revenues in both of the second quarters of fiscal 2005 and 2006. The increase in dollars was primarily due to additional spending in our online marketing and catalog campaigns.
     General and administrative expenses decreased from 42.9% of net revenues during the second quarter of fiscal 2005 to 36.4% of net revenues during the second quarter of fiscal 2006. This decrease in percentage of net revenues was primarily a result of increased net revenues of 24.1%.
     For the remainder of fiscal 2006, our focus will be on the following priorities: enhancing and expanding our product lines, maintaining the operational efficiency of our fulfillment center, and increasing conversion rates of our site traffic and improving the retention rates of our existing customers. We currently believe that continued investments in these initiatives will result in higher top line growth, improved margins, and increased efficiency of our operations.
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
     Revenue recognition. We derive our revenues from product sales made to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer, and defer any payments we receive prior to the date we estimate the customer has received the goods. We use our third-party freight carrier information as a basis for when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Significant management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. In particular, our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $0.3 million, $0.5 million and $0.2 million as of October 2, 2005, April 3, 2005 and September 26, 2004, respectively.

     Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs and the cost of gift-wrap, are included in cost of sales. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the thirteen weeks ended October 2, 2005 and September 26, 2004 were $0.8 million and $0.8 million, respectively. Handling costs included in operating expenses – fulfillment for the twenty-six weeks ended October 2, 2005 and September 26, 2004 were $2.2 million and $2.3 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or to operating expenses, resulting in higher gross profit.
     Inventory. Inventories are stated at the lower of cost or market with costs based on the first-in-first-out method. We estimate a provision for obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific provisions are recorded in the event the cost of the inventory exceeds the fair market value. In addition, we estimate a reserve for expected inventory shrinkage based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count. The inventory reserve was $0.5 million, $0.2 million and $0.2 million as of October 2, 2005, April 3, 2005 and September 26, 2004, respectively.
     Accounting for income taxes. Management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of April 3, 2005, we had recorded a valuation allowance of $29.6 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.
     Catalog Amortization. Prepaid catalog costs consist of third-party costs including paper, printing, postage, production and mailing costs for all of our direct response catalogs. Such costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit which generally does not exceed three months. Such amortization is based upon the ratio of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Prepaid catalog costs are evaluated for realizability at each reporting period. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period.
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

Results of Operations
     The following table sets forth our statements of operations data for the thirteen and twenty-six weeks ended October 2, 2005 and September 26, 2004, respectively, expressed as a percentage of net revenues.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Statements of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.9	51.5	49.0	48.4

Gross profit	47.1	48.5	51.0	51.6
Operating expenses:
Fulfillment	17.0	21.7	14.8	18.0
Marketing	20.8	20.8	25.2	22.5
General and administrative	36.4	42.9	25.2	26.4

Total operating expenses	74.2	85.4	65.2	66.9

Loss from operations	(27.1)	(36.9)	(14.2)	(15.3)
Interest income	1.0	0.8	0.7	0.5
Interest expense	(0.4)	(0.7)	(0.3)	(0.5)

Net loss	(26.5)%	(36.8)%	(13.8)%	(15.3)%

Results of Operations
Quarter Ended October 2, 2005
Net Revenues
     Our net revenues are comprised of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for delivering the product. Our gift-wrap revenue consists of amounts we charge our customers for our signature red gift boxes. Net revenues were $13.1 million and $10.6 million for the thirteen weeks ended October 2, 2005 and September 26, 2004, respectively, representing a 24.1% increase. The increase was primarily due to increased demand for our products resulting from marketing efforts through our online and catalog campaigns as well as our summer sale event. Both online revenues, through search, portals and affiliates, and revenues from customers who receive our catalogs, grew over the second quarter of the prior fiscal year, with the online portion of the business growing faster than the catalog portion of the business. During the second quarter of fiscal 2006, the Company experienced a 21.1% increase in orders shipped over the second quarter of fiscal 2005 and a 2.5% increase in revenue per order shipped over the second quarter of fiscal 2005. Our customer file increased from approximately 1.94 million as of September 26, 2004 to approximately 2.52 million as of October 2, 2005.

   Cost of Sales
     Cost of sales consists of the cost of the product sold, inbound and outbound freight and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment. Cost of sales was $6.9 million and $5.4 million for the thirteen weeks ended October 2, 2005 and September 26, 2004, respectively, representing 52.9% and 51.5% of net revenues respectively. The 27.6% increase in costs of sales was mainly attributable to the 24.1% increase in net revenues. Also contributing to the increase as a percentage of net revenues was our summer sale event, which also contributed to a slight decrease in our gross margin to 47.1% from 48.5% in the second quarter of fiscal 2005.
   Operating Expenses
     Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred by our distribution center and customer service facility. Fulfillment expenses were $2.2 million and $2.3 million for the thirteen weeks ended October 2, 2005 and September 26, 2004, respectively, representing 17.0% and 21.7% of net revenues, respectively. The decrease in dollars and as a percentage of net revenues is mainly attributable to operating efficiencies at both the fulfillment center and the customer service facility. The Company experienced a 21.1% increase in the number of orders shipped in the second quarter of fiscal 2006 over the second quarter of fiscal 2005, which was handled without any increase in fulfillment expenses over such periods, mainly due to improved processes and systems implemented over the past year, along with successful training programs and improved process management. If we are unable to maintain the operating efficiencies of the process at our fulfillment center or if we are unable to service effectively our order volumes in fiscal 2006, our business and operating results could be materially harmed.
     Marketing. Marketing expenses consist primarily of online and catalog programs as well as advertising, public relations, and other promotional expenditures. Marketing expenses were $2.7 million and $2.2 million for the thirteen weeks ended October 2, 2005 and September 26, 2004, respectively, representing 20.8% of net revenues in both periods. The increase in dollars was primarily due to additional spending in our online marketing and catalog campaigns. If we are unsuccessful in generating sufficient revenues through our marketing vehicles or are unsuccessful in growing the catalog portion of our business, our operating results could be adversely affected.
     General and Administrative. General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures. General and administrative expenses were $4.8 million and $4.5 million for the thirteen weeks ended October 2, 2005 and September 26, 2004, respectively, representing 36.4% and 42.9% of net revenues, respectively. The decrease in general and administrative expenses as a percentage of net revenues was due to our revenue base growing more quickly than these costs. In addition, the costs associated with our 2005 Annual Meeting of Stockholders, which was held in the second quarter of fiscal 2006, were lower than the costs associated with our 2004 Annual Meeting of Stockholders, which was held in the second quarter of fiscal 2005. Additional costs were incurred in connection with the 2004 Annual Meeting of Stockholders as a result of a proxy contest commenced by a group of the Company’s stockholders. The dollar increase in general and administrative expenses was mainly due to increased personnel and recruiting costs associated with becoming fully staffed in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. In addition, depreciation expense increased by approximately $0.2 million in the second quarter of fiscal 2006 due to capital expenditures made in software equipment and facilities in the prior year and current year.

Twenty-six Weeks Ended October 2, 2005
Net Revenues
     Net revenues were $38.1 million and $31.7 million for the twenty-six weeks ended October 2, 2005 and September 26, 2004, respectively, representing a 20.2% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns. Both online revenues, through search, portals and affiliates, and revenues from customers who receive our catalogs, grew over the same period of the prior fiscal year, with the online portion of the business growing faster than the catalog portion of the business. During the first twenty-six weeks of fiscal 2006, the Company experienced a 13.5% increase in orders shipped over the first twenty-six weeks of fiscal 2005 and a 5.9% increase in revenue per order shipped. Our customer base increased from approximately 1.94 million as of September 26, 2004 to approximately 2.52 million as of October 2, 2005.
   Cost of Sales
     Cost of sales was $18.7 million and $15.3 million for the twenty-six weeks ended October 2, 2005 and September 26, 2004, respectively, representing 49.0% and 48.4% of net revenues, respectively. The 21.7% increase in costs of sales was mainly attributable to the 20.2% increase in net revenues.
   Operating Expenses
     Fulfillment. Fulfillment expenses were $5.6 million and $5.7 million for the twenty-six weeks ended October 2, 2005 and September 26, 2004, respectively, representing 14.8% and 18.0% of net revenues, respectively. The decrease in dollars and percentage of net revenues is mainly attributable to operating efficiencies at both the fulfillment center and the customer service facility. The Company experienced a 13.5% increase in the number of orders shipped in the first twenty-six weeks of fiscal 2006 over the first twenty-six weeks of fiscal 2005, which was handled without any increase in fulfillment expenses over such periods, mainly due to improved processes and systems implemented over the past year, along with successful training programs and improved process management. If we are unable to maintain the operating efficiencies at our fulfillment center or if we are unable to service effectively our order volumes in fiscal 2006, our business and operating results could be materially harmed.
     Marketing. Marketing expenses were $9.6 million and $7.1 million for the twenty-six weeks ended October 2, 2005 and September 26, 2004, respectively, representing 25.2% and 22.5% of net revenues, respectively. The increase in dollars and percentage of net revenues was primarily due to additional spending in our online marketing and catalog campaigns. In addition, during the first twenty-six weeks of fiscal 2006, marketing expenses increased by approximately $0.6 million due to our traditional outdoor and print advertising campaigns and market research, which was primarily incurred during the first quarter of fiscal 2006. We do not expect any spend on traditional outdoor or print advertising during the last two quarters of fiscal year 2006. If we are unsuccessful in generating sufficient revenues through our marketing vehicles or are unsuccessful in growing the catalog portion of our business, our operating results could be adversely affected.
     General and Administrative. General and administrative expenses were $9.6 million and $8.4 million for the twenty-six weeks ended October 2, 2005 and September 26, 2004, respectively, representing 25.2% and 26.4% of net revenues, respectively. The decrease in general and administrative expenses as a percentage of net revenues was due to our revenue base growing more quickly than these costs. In addition, the costs associated with our 2005 Annual Meeting of Stockholders, which was held in the second quarter of fiscal 2006, were lower than the costs associated with our 2004 Annual Meeting of Stockholders, which was held in the second quarter of fiscal 2005. Additional costs were incurred in connection with the 2004 Annual Meeting of Stockholders as a result of a proxy contest commenced by a group of the Company’s stockholders. The dollar increase in general and administrative expenses was mainly due to increased personnel and recruiting costs associated with becoming fully staffed in the first twenty-six weeks of fiscal 2006 as compared to the first twenty-six weeks of fiscal 2005. In addition, depreciation expense increased by approximately $0.3 million due to capital expenditures made in software equipment and facilities in the prior year and current year.

Liquidity and Capital Resources
     In September 2003, we completed our initial public offering, which resulted in net offering proceeds of approximately $29.0 million and has funded our operations through October 2, 2005. Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer holiday spending. As a result, our cash balances are seasonal in nature, with the third fiscal quarter containing both our lowest level of cash for the year as we build inventory for the holiday selling season and our highest level upon conclusion of the holiday season. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December.
     Cash Flows From Operating Activities — Net cash flows used in operating activities were $4.6 million for the twenty-six weeks ended October 2, 2005 as compared to $5.9 million of net cash flows used in operating activities for the twenty-six weeks ended September 26, 2004. In the first twenty-six weeks of fiscal 2006, net cash used in operating activities decreased by $1.3 million from the first twenty-six weeks of fiscal 2005, primarily due to changes in working capital. Specifically, there was a decrease in accounts payable primarily due to our plan to receive holiday 2006 inventory closer to the event than last year which was offset by the decrease in our inventory balance. Also contributing to the changes in working capital was increased cash used for the holiday catalog which was offset by decreased cash used for our advertising campaign.
     Cash Flows From Investing Activities — Net cash flows provided by investing activities were $2.8 million and $7.5 million for the twenty-six weeks ended October 2, 2005 and September 26, 2004, respectively. Cash provided by investing activities consisted of maturities of investments which were partially offset by capital expenditures for property and equipment and purchases of investments. In the first twenty-six weeks of fiscal 2006, we spent $1.5 million for various investments in management systems, our call center, and fulfillment center. We currently anticipate spending an additional $2.0 million during the remainder of fiscal 2006 related to these projects which we believe support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These capital expenditures may result in an increase in our depreciation expense. Although we believe these estimates of expenditures to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater.
     Cash Flows From Financing Activities — Net cash flows provided by financing activities were $0.3 million and $0.2 million for the twenty-six weeks ended October 2, 2005 and September 26, 2004 respectively. For both periods, net cash flows from financing activities consisted of proceeds from the exercises of stock options which were slightly offset by payments on capital lease obligations.
     Revolving Credit Facility — We have in place a revolving credit facility with a lender which is described more fully in Note 4 to the financial statements contained in this report. At October 2, 2005 we had no borrowings under the revolving credit facility. We currently believe that this credit facility would not be available to us under its current terms and can offer no assurances that it would be available to us at all should we need to borrow.
     We currently believe that the cash and short-term investments currently on hand will be sufficient to continue operations through at least the end of the second quarter of fiscal 2007. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the second quarter of fiscal 2007, we intend to utilize the cash on hand and cash generated from operations to fund operations and capital expenditures. Additionally, equity and or debt financing may be needed to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

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
     We have a history of losses and we may continue to incur losses for the foreseeable future. As of October 2, 2005, our accumulated deficit was $89.0 million. We have not achieved profitability for a full fiscal year. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.
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
     Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events (such as natural disasters or terrorist attacks), and errors in usage by our employees and customers. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in San Francisco, California. In the event that this service provider experiences any interruption in its operations or cease operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we would be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant loss of data or interruption in the availability or functionality of our website, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business and operating results.
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
     As timely gift delivery is essential to our customer’s satisfaction, any delay disruption or inaccuracy in order, fulfillment and shipping for any reason, particularly during the holiday shopping season, could cause us to lose customers and negatively affect our business and reputation. In addition, we rely upon third-party carriers for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs.
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
     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Four of our former officers, Eric Wong, our former Chief Financial Officer, John Roberts, our former Vice President of Information Technology, Kathy Herzog, our former Vice President of Merchandise Operations and Edward Schmults, our former Chief Operating Officer, each resigned from RedEnvelope in the recent past. While we believe that this will have no material impact on our operations, we cannot assure you that disruptions occasioned by their departures will not have an adverse impact on our near-term operations. Our performance also depends on our ability to retain and motivate other officers and key employees. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Ms. May, Ms. Boe or any of our executive officers or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel would harm our business, financial condition and results of operations.
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
     During the first twenty-six weeks of fiscal 2006, approximately 76% of our products were purchased through our website. Our long-term prospects therefore depend upon the general public’s increasing willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop into an effective and reliable tool for consumer purchases would seriously damage our future operations. Online commerce is a relatively new concept, and online purchases may decline or fail to increase as projected. The future of online commerce is uncertain, many online commerce companies have ceased operations in recent years and most existing online commerce companies have a relatively short operating history. If consumers are unwilling to use the Internet to purchase retail products, our business will be significantly harmed.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk— We currently maintain a portfolio of fixed and variable rate investments consisting of cash equivalents and short-term investments which can be affected by changes in market interest rates. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Short-term investments are classified as “available for sale” and are comprised of auction rate securities. We do not use derivative financial instruments in our investment portfolio. (See Note 3 of Notes to Financial Statements)
     All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments in marketable securities are considered short-term investments if original maturities range over three months but less than one year.
     The following table lists our cash and cash equivalents and short-term investments at October 2, 2005:

(In thousands)
Cash and cash equivalents	$3,286
Short-term investments	10,122

Total	$13,408

     If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.
     Foreign Currency Risk— We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars. As of October 2, 2005, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On September 24, 2003 a Registration Statement on Form S-1 (Commission File No. 333-106120) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The net proceeds to us from the offering were approximately $29.0 million after deducting underwriting discounts of $1.8 million. We used approximately $1.5 million of the net proceeds for fees related to the offering (excluding banker fees). Since the initial public offering, we have used approximately $8.4 million for purchases of property and equipment. We also use the net proceeds to fund out working capital requirements throughout the year.
Item 3. Defaults up on Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s 2005 Annual Meeting of Stockholders was held on August 26, 2005.
At the Company’s 2005 Annual Meeting of Stockholders, the stockholders took the following actions:
(I)	The stockholders elected each of the following persons by the vote indicated to serve as a director of the company until the next Annual Meeting of Stockholders or until his or her successor is elected and qualified, or until their earlier removal, resignation or disqualification:

Name	For	Withheld
Michael E. Dunn	8,576,295	30,611
Karen Edwards	8,593,079	13,827
Joseph C. Gandolfo	8,593,702	13,204
Greggory Hammann	8,591,240	15,666
Charles Heilbronn	8,540,309	66,597
Brett Hendrickson	8,591,238	15,668
Daniel R. Lyle	8,591,538	15,368
Alison L. May	8,570,060	36,846
John Pound	8,591,240	15,666
(II)	The stockholders ratified, by the vote indicated below, the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company’s fiscal year ending April 2, 2006:

For	Against	Abstain	Broker Non-vote
8,597,938	3,308	5,660	0

Item 5. Other Information.
     As reported in the Company’s Proxy Statement dated August 1, 2005, at its July 8, 2005 meeting, the Committee recommended that the Company’s Board of Directors adopt (and it subsequently adopted) the Company’s Fiscal 2006 Bonus Plan (the “Bonus Plan”). The Bonus Plan provides for a bonus pool to be funded by 50% of the Company’s fiscal 2006 net income above a specified target. The Bonus plan further provides that the bonus pool would be allocated among the Company’s employees, including its executive officers, according to a system of target incentives, which are calculated as percentages of employees’ base salaries and which increase with position levels. Depending on individual performance, an employee could receive a bonus ranging from zero to 175% of his or her target incentive. The foregoing description of the Bonus Plan is qualified in its entirety by reference to the Fiscal 2006 Bonus Plan Document filed as Exhibit 10.53 to this quarterly report on Form 10-Q.
Item 6. Exhibits

10.53	Fiscal 2006 Bonus Plan

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDENVELOPE, INC.
By:	/s/ Polly Boe

Polly Boe Chief Financial Officer

Date: November 15, 2005

EXHIBIT INDEX

10.53	Fiscal 2006 Bonus Plan

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002