Form 10-Q
period 2006-01-01
REDENVELOPE INC
filed 2006-02-15
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2006

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 9,099,480 as of February 13, 2006.

RedEnvelope, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended January 1, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RedEnvelope, Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

	January 1,	April 3,	December 26,
	2006	2005	2004
	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,527	$4,807	$21,466
Short-term investments	18,326	14,356	6,022
Accounts receivable, net	2,705	992	4,397
Inventory, net	15,487	14,048	13,401
Prepaid catalog costs and other current assets	2,643	3,905	2,411

Total current assets	49,688	38,108	47,697
Property and equipment, net	7,499	7,587	7,987
Other assets	432	573	607

Total assets	$57,619	$46,268	$56,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,197	$10,044	$13,358
Accrued expenses and other current liabilities	8,025	3,454	7,501
Accrued compensation	1,207	993	954
Capital lease obligations, current	505	579	584

Total current liabilities	26,934	15,070	22,397
Capital lease obligations, long-term	168	290	436
Deferred rent	751	874	829

Total liabilities	27,853	16,234	23,662

Common stock, $0.01 par value; 100 million shares authorized; 9.1 million, 8.9 million, and 8.8 million issued and outstanding as of January 1, 2006, April 3, 2005, and December 26, 2004, respectively	91	90	89
Additional paid-in capital	114,674	113,831	113,354
Deferred compensation	(11)	(43)	(50)
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(84,944)	(83,805)	(80,723)
Accumulated other comprehensive income	—	5	3

Total stockholders’ equity	29,766	30,034	32,629

Total liabilities and stockholders’ equity	$57,619	$46,268	$56,291

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004
	(In thousands, except for per share data)
Net revenues	$53,029	$47,514	$91,131	$79,219
Cost of sales	25,308	21,676	43,983	37,018

Gross profit	27,721	25,838	47,148	42,201

Operating expenses:
Fulfillment	6,939	6,386	12,577	12,079
Marketing	12,090	12,258	21,680	19,401
General and administrative	4,617	4,419	14,208	12,798

Total operating expenses	23,646	23,063	48,465	44,278

Income (loss) from operations	4,075	2,775	(1,317)	(2,077)
Interest income (expense), net	27	(7)	178	6

Net income (loss)	$4,102	$2,768	$(1,139)	$(2,071)

Net income (loss) per share — basic	$0.45	$0.32	$(0.13)	$(0.24)

Net income (loss) per share — diluted	$0.43	$0.30	$(0.13)	$(0.24)

Weighted average shares outstanding — basic	9,025	8,770	8,981	8,694
Weighted average shares outstanding — diluted	9,500	9,330	8,981	8,694
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	January 1,	December 26,
	2006	2004
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(1,139)	$(2,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,352	1,996
Amortization of deferred stock compensation	8	18
Loss on disposal of property and equipment	—	61
Other non-cash charges	(20)	233
Changes in current assets and liabilities:
Accounts receivable	(1,605)	(3,343)
Inventory	(1,439)	(3,792)
Prepaid catalog and other assets	1,299	(579)
Accounts payable	6,930	7,819
Accrued expenses and other current liabilities	4,785	4,151

Net cash provided by operating activities	11,171	4,493

Cash Flows From Investing Activities:
Maturities of short-term investments	30,764	26,344
Purchases of short-term investments	(34,739)	(7,789)
Purchases of property and equipment	(1,730)	(4,543)

Net cash (used in) provided by investing activities	(5,705)	14,012

Cash Flows From Financing Activities:
Proceeds from exercise of common stock options	761	757
Principal payments on capital lease obligations	(507)	(449)

Net cash provided by financing activities	254	308

Net increase in cash and cash equivalents	5,720	18,813
Cash and cash equivalents at beginning of period	4,807	2,653

Cash and cash equivalents at end of period	$10,527	$21,466

Supplemental Cash Flow Information:
Cash paid for interest	$88	$109

Supplemental Non cash Investing and Financing Activities:
Property and equipment acquired through capital lease transactions	$311	$—

Common stock option exercise receivable	$108	$—

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements — Basis of Presentation
     The condensed balance sheets of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”) as of January 1, 2006 and December 26, 2004, the condensed statements of operations for the thirteen week and thirty-nine week periods ended January 1, 2006 and December 26, 2004, and the condensed statements of cash flows for the thirty-nine week periods ended January 1, 2006 and December 26, 2004 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen week and thirty-nine week periods then ended. The balance sheet at April 3, 2005, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10K, for the fiscal year ended April 3, 2005.
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
     The results of operations for the thirteen and thirty-nine weeks ended January 1, 2006 are not indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.
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
2. Certain Significant Accounting Policies
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
     Stock Based Compensation — The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, between the fair market value of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock. Equity instruments issued to non-employees are accounted for in accordance with the provision of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

     Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) would have been as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004
	(In thousands, except for per share data)
Net income (loss) — as reported	$4,102	$2,768	$(1,139)	$(2,071)

Stock-based employee compensation included in reported net income (loss)	2	5	8	18

Stock-based compensation expense determined under fair value based method	(430)	(75)	(1,306)	(749)

Pro forma net income (loss)	$3,674	$2,698	$(2,437)	$(2,802)

Basic and diluted earnings (loss) per share:
As reported — basic	$0.45	$0.32	$(0.13)	$(0.24)
As reported — diluted	$0.43	$0.30	$(0.13)	$(0.24)
Pro forma — basic	$0.41	$0.31	$(0.27)	$(0.32)
Pro forma — diluted	$0.39	$0.29	$(0.27)	$(0.32)
     Loss Per Share — For the thirteen weeks ended January 1, 2006 and December 26, 2004, basic net income per share was greater than the diluted net income per share because the effect of stock options, unvested shares and warrants outstanding was dilutive. The number of stock options and warrants outstanding with an exercise price greater than the average market price of common shares were approximately 0.3 million in both the thirteen weeks ended January 1, 2006 and December 26, 2004, and were excluded from the calculation of diluted earnings per share, as their inclusion would be anti-dilutive. The weighted average number of stock options and warrants outstanding excluded from the calculation for the thirty-nine weeks ended January 1, 2006 and December 26, 2004, were approximately 1.5 million and 1.4 million, respectively.
     Comprehensive Income (Loss) — Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). Comprehensive income (loss) for the thirteen and thirty-nine weeks ended January 1, 2006 and December 26, 2004 was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004
	(In thousands, except for per share data)
Net income (loss) — as reported	$4,102	$2,768	$(1,139)	$(2,071)

Other comprehensive (loss) income — unrealized (loss) gain on marketable securities	—	(1)	(5)	7

Comprehensive income (loss)	$4,102	$2,767	$(1,144)	$(2,064)

     New Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Under the terms of SFAS 123R, the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS 123R requires that fair value be estimated using an option pricing model that takes into account at least the following items — the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest. The statement will be effective for the Company at the beginning of fiscal 2007. Upon adoption of SFAS 123R, compensation cost will be recognized for any unvested awards that were granted prior to the date of adoption using the same estimate of the grant-date fair value used to determine the pro forma disclosures under SFAS 123. The Company is currently evaluating the effect that SFAS 123R will have on its financial statements.
     In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting For Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143”, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We are required to adopt the provisions of FIN 47 no later than the end of fiscal 2006. We do not expect the adoption of this Interpretation to have a material impact on our consolidated financial position, results of operations or cash flows.
3. Investments
     All of the Company’s investments are considered available-for-sale. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income. As of January 1, 2006, there were no unrealized gains or losses related to available-for-sale short-term investments. Short-term investments are comprised of auction rate securities with an auction maturity of three months or less but an underlying long-term maturity.
     Auction rate securities were previously classified as “Cash and cash equivalents” and have been reclassified for all periods presented from “Cash and cash equivalents” to “Short-term investments”. These auction rates securities have an underlying long-term maturity; however, they are traded or mature on a shorter term based on an auction bid that resets the interest rate over time intervals of 28 to 49 days. These resets allow for a much higher level of liquidity than typical long-term investments. The Company did not have any auction rate securities as of December 26, 2004, however this reclassification resulted in changes to the Company’s Statement of Cash Flows for the thirty-nine weeks ended December 26, 2004. The changes in auction rate securities previously presented as cash and cash equivalents have been reclassified to Investing activities in the Statement of Cash Flows.
     There were no realized gains or losses during the thirteen and thirty-nine weeks ended January 1, 2006 and December 26, 2004.
4. Borrowing Arrangements
     The Company has a line of credit from a lender with a maximum borrowing amount of $11.0 million, subject to availability guidelines that specify the amount that can be borrowed under the facility at any given time. Amounts borrowed under this line of credit bear interest at rates equal to the greater of 9.5% or the prime lending rate plus 5.75% for advances up to a fluctuating base amount, and equal to the greater of 11.5% or the prime lending rate plus 7.75% for advances in excess of that base amount. Amounts borrowed under this line of credit are secured by substantially all of the Company’s assets. The line of credit agreement provides for certain events of default, sets forth a number of affirmative and negative covenants to which the Company must adhere and expires on

June 15, 2006, unless extended, renewed, or terminated pursuant to the terms of the agreement. The Company must pay an unused line fee of up to $0.05 million per year, which is payable monthly, based on the unused portion of the loan commitment. As of January 1, 2006 and December 26, 2004, the Company did not have any outstanding borrowings under this credit facility. The Company currently believes that borrowing against this credit facility may not be available due to current non compliance with certain covenants that are a prerequisite for borrowing.
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
Forward-Looking Statements
     This report, together with the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations and involve risks and uncertainties. Any statements contained in this report that are not purely statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements may include but are not limited to statements regarding our future operations and enhancements, product offerings, business, financial condition, results of operations and prospects. Additionally, statements concerning possible changes in applicable rules or legislation are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimate,” “may,” “should,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All forward-looking statements in this report are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Actual results and the timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in this report under “Factors That May Affect Future Results,” and elsewhere in this report, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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
     Our net revenues increased 11.6% over the third quarter of fiscal 2005 to $53.0 million in the third quarter of fiscal 2006 primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns.
     Gross margins decreased slightly in the third quarter of fiscal 2006 primarily due to lower shipping revenue resulting from matching free shipping promotions that were prevalent in the marketplace during this most recent Holiday season. This resulted in a change in gross margin from 54.4% in the third quarter of fiscal 2005 to 52.3% in the third quarter of fiscal 2006.
     Fulfillment expenses during the third quarter of fiscal 2006 increased to $6.9 million from $6.4 million in the third quarter of fiscal 2005, reflecting a higher order volume during the third quarter of fiscal 2006. Fulfillment expenses as a percentage of net revenues decreased slightly to 13.1% in the third quarter of fiscal 2006 from 13.4% in the same period of fiscal 2005, primarily due to operating efficiencies gained in both our fulfillment center and call center. These efficiencies are mainly the result of process and system improvements put in place over the past year.
     Our marketing expenses decreased to $12.1 million, representing 22.8% of net revenues in the third quarter of fiscal 2006 from $12.3 million, representing 25.8% of net revenues, in the third quarter of fiscal 2005. The decrease primarily reflects the fact that the Company did not engage in traditional outdoor and print advertising campaigns during the third quarter of fiscal 2006 as we had during the third quarter of fiscal 2006. Instead, we increased our spending on online marketing and catalog campaigns, but still spent less in total for the third quarter of fiscal 2006 than we had during the third quarter of fiscal 2005.
     General and administrative expenses in the third quarter of fiscal 2006 increased to $4.6 million from $4.4 million in the third quarter of fiscal 2005 mainly due to increased software license and maintenance and personnel costs during the third quarter of fiscal 2006. General and administrative expense as a percentage of net revenues decreased from 9.3% during the third quarter of fiscal 2005 to 8.7% during the third quarter of fiscal 2006. This decrease in percentage of net revenues was due to our revenue base growing more quickly than these costs.
     For the remainder of fiscal 2006, our focus will be on the following priorities: identifying and hiring highly qualified officers to complement our existing management team, enhancing our product lines, reevaluating our catalog circulation strategy, improving our customer acquisition and retention strategies and maintaining the current operational efficiency of our fulfillment center. We currently believe that continued investments in these product, catalog, customer base and fulfillment center initiatives will result in higher top line growth, improved margins, and increased efficiency of our operations.
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
     Revenue recognition. We derive our revenues from product sales to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer, and defer any payments we receive prior to the date we estimate the customer has received the goods. We use our third-party freight carrier information as a basis for determining when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. In particular, our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $1.6 million, $0.5 million and $1.0 million as of January 1, 2006, April 3, 2005 and December 26, 2004, respectively.
     Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs and the cost of gift-wrap, are included in cost of sales. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the thirteen weeks ended January 1, 2006 and December 26, 2004 were $2.7 million and $2.3 million, respectively. Handling costs included in operating expenses — fulfillment for the thirty-nine weeks ended January 1, 2006 and December 26, 2004 were $4.3 million and $4.1 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or to operating expenses, resulting in higher gross profit.
     Inventory. Inventories are stated at the lower of cost or market with costs based on the first-in-first-out method. We estimate a provision for obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. If actual obsolescence is different from our estimate, we will adjust our provision accordingly. Specific provisions are recorded in the event the cost of the inventory exceeds the fair market value. In addition, we estimate a reserve for expected inventory shrinkage based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count. The inventory reserves were $0.4 million, $0.2 million and $0.2 million as of January 1, 2006, April 3, 2005 and December 26, 2004, respectively.
     Accounting for income taxes. Management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of April 3, 2005, we had recorded a full valuation allowance of $29.6 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses as well as other limitations that include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.
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

Results of Operations
     The following table sets forth our statements of operations data for the thirteen and thirty-nine weeks ended January 1, 2006 and December 26, 2004, respectively, expressed as a percentage of net revenues.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004
Statements of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.7	45.6	48.3	46.7

Gross profit	52.3	54.4	51.7	53.3
Operating expenses:
Fulfillment	13.1	13.4	13.8	15.2
Marketing	22.8	25.8	23.8	24.5
General and administrative	8.7	9.3	15.6	16.2

Total operating expenses	44.6	48.5	53.2	55.9

Income (loss) from operations	7.7	5.8	(1.5)	(2.6)
Interest income (expense), net	—	—	0.2	—

Net income (loss)	7.7%	5.8%	(1.3)%	(2.6)%

Results of Operations
Quarter Ended January 1, 2006 Compared to Quarter Ended December 26, 2004
Net Revenues
     Our net revenues are comprised of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for delivering the product. Our gift-wrap revenue consists of amounts we charge our customers for our signature red gift boxes. Net revenues were $53.0 million and $47.5 million for the thirteen weeks ended January 1, 2006 and December 26, 2004, respectively, representing an 11.6% increase. The increase was primarily due to increased demand for our products resulting from marketing efforts through our online and catalog campaigns. Both online revenues, through search, portals and affiliates, and revenues from customers who receive our catalogs, grew over the third quarter of the prior fiscal year, with the online portion of the business growing faster than the catalog portion of the business. The return from catalog distribution continues to become less efficient as a means of new customer acquisition. Net revenues from our home, new baby and children’s, gourmet foods and plants and flowers product categories grew the fastest this season. Net revenues from our jewelry category continued to grow, however jewelry and our men’s and women’s accessories categories did not perform as well as expected during the quarter. During the third quarter of fiscal 2006, the Company experienced a 15.3% increase in orders shipped over the third quarter of fiscal 2005; however, our revenue per order shipped decreased from $85.89 in the third quarter of fiscal 2005 to $83.11 in the third quarter of fiscal 2006, representing a 3.3% decline. The decrease in revenue per order shipped is primarily due to the impact of discounted shipping revenue in this most recent Holiday season. Our customer file increased from approximately 2.2 million as of December 26, 2004 to approximately 2.8 million as of January 1, 2006.
Cost of Sales
     Cost of sales consists of the cost of the product sold, inbound and outbound freight and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment. Cost of sales was $25.3 million and $21.7 million for the thirteen weeks ended January 1, 2006 and December 26, 2004, respectively, representing 47.7% and 45.6% of net revenues respectively. The 16.8% increase in dollars was attributable to the 11.6% increase in net revenues. The 2.1% increase in cost of sales as a percentage of net revenues was mainly attributable to an increase in shipping expenses in relation to shipping revenue compared to the same period last year.
Operating Expenses
     Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred by our distribution center and customer service facility. Fulfillment expenses were $6.9 million and $6.4 million for the thirteen weeks ended January 1, 2006 and December 26, 2004, respectively, representing 13.1% and 13.4% of net revenues, respectively. The 8.7% increase in dollars represents an increase in temporary staff and other variable costs at both the fulfillment center and the customer service center which directly support the 11.6% increase in net revenues during the thirteen weeks ended January 1, 2006 as compared to the same period last year. These increases were slightly offset by operating efficiencies at both the fulfillment center and the customer service facility which is reflected by the decrease in fulfillment expenses as a percentage of net revenues. The Company experienced a 15.3% increase in the number of orders shipped in the third quarter of fiscal 2006 over the third quarter of fiscal 2005, which was handled without a significant increase in fulfillment expenses over such periods, mainly due to improved processes and systems implemented over the past year, along with successful training programs and improved process management. If we are unable to maintain the operating efficiencies of the process at our fulfillment center or if we are unable to service effectively our order volumes in future periods, our business and operating results could be materially harmed.
     Marketing. Marketing expenses consist primarily of online and catalog programs as well as advertising, public relations, and other promotional expenditures. Marketing expenses were $12.1 million and $12.3 million for the thirteen weeks ended January 1, 2006 and December 26, 2004, respectively, representing 22.8% and 25.8% of net revenues, respectively. The decrease in dollars and as a percentage of net revenues primarily reflects the fact that the Company did not engage in traditional outdoor and print advertising campaigns during the third quarter of fiscal 2006 as we had during the third quarter of fiscal 2005. This decrease in spending was partially offset by increased spending on online marketing and catalog campaigns, but overall marketing expenses remained lower than during the third quarter of fiscal 2005. If we are unsuccessful in generating sufficient revenues through our marketing campaigns or are unsuccessful in growing the catalog portion of our business, our operating results could be adversely affected.
     General and Administrative. General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures. General and administrative expenses were $4.6 million and $4.4 million for the thirteen weeks ended January 1, 2006 and December 26, 2004, respectively, representing 8.7% and 9.3% of net revenues, respectively. The decrease in general and administrative expenses as a percentage of net revenues was due to scaling efficiencies. The dollar increase in general and administrative expenses was mainly due to increased software license and maintenance costs associated with the capital expenditures made in the prior year and current year as well as increased personnel costs as compared to the same period last year.
Thirty-nine Weeks Ended January 1, 2006 Compared to Thirty-nine Weeks Ended December 26, 2004
Net Revenues
     Net revenues were $91.1 million and $79.2 million for the thirty-nine weeks ended January 1, 2006 and December 26, 2004, respectively, representing a 15.0% increase. The increase was primarily due to increased demand for our products resulting from additional marketing efforts through our online and catalog campaigns. Both online revenues, through search, portals and affiliates, and revenues from customers who receive our catalogs, grew over the same period of the prior fiscal year, with the online portion of the business growing faster than the catalog portion of the business. During the first thirty-nine weeks of fiscal 2006, the Company experienced a 14.5% increase in orders shipped over the first thirty-nine weeks of fiscal 2005, but only a 0.5% increase in revenue per order shipped. The smaller growth in revenue per order shipped is primarily due to the impact of discounted shipping revenue in this most recent Holiday season. Our customer file increased from approximately 2.2 million as of December 26, 2004 to approximately 2.8 million as of January 1, 2006.
Cost of Sales
     Cost of sales was $44.0 million and $37.0 million for the thirty-nine weeks ended January 1, 2006 and December 26, 2004, respectively, representing 48.3% and 46.7% of net revenues, respectively. The 18.8% increase in dollars was attributable to the 15.0% increase in net revenues. The 1.6% increase in cost of sales as a percentage of net revenue was mainly attributable to an increase in shipping expenses in relation to shipping revenue compared to the same period last year.
Operating Expenses
     Fulfillment. Fulfillment expenses were $12.6 million and $12.1 million for the thirty-nine weeks ended January 1, 2006 and December 26, 2004, respectively, representing 13.8% and 15.2% of net revenues, respectively. The 4.1% increase in dollars reflects an increase in temporary staff and other variable costs at both the fulfillment center and the customer service center which directly support the 15.0% increase in net revenues during the thirty-nine weeks ended January 1, 2006 as compared to the same period last year. These increases were offset by operating efficiencies at both the fulfillment center and the customer service facility which is reflected by the decrease in fulfillment expenses as a percentage of net revenues. The Company experienced a 14.5% increase in the number of orders shipped in the first thirty-nine weeks of fiscal 2006 over the first thirty-nine weeks of fiscal 2005, which was handled without a significant increase in fulfillment expenses over such periods, mainly due to improved processes and systems implemented over the past year, along with successful training programs and improved process management. If we are unable to maintain the operating efficiencies of the process at our fulfillment center or if we are unable to service effectively our order volumes in future periods, our business and operating results could be materially harmed.
     Marketing. Marketing expenses were $21.7 million and $19.4 million for the thirty-nine weeks ended January 1, 2006 and December 26, 2004, respectively, representing 23.8% and 24.5% of net revenues, respectively. The increase in dollars was primarily due to additional spending in our online marketing and catalog campaigns which was partially offset by reduced spending on our traditional outdoor and print advertising campaigns, market research and public relations. We do not expect to incur any traditional outdoor or print advertising expenses during the last quarter of fiscal year 2006. If we are unsuccessful in generating sufficient revenues through our marketing vehicles or are unsuccessful in growing the catalog portion of our business, our operating results could be adversely affected.
     General and Administrative. General and administrative expenses were $14.2 million and $12.8 million for the thirty-nine weeks ended January 1, 2006 and December 26, 2004, respectively, representing 15.6% and 16.2% of net revenues, respectively. The decrease in general and administrative expenses as a percentage of net revenues reflects the fact that our revenue base grew more quickly than these costs. The dollar increase in general and administrative expenses was mainly due to increased personnel and recruiting costs in the first thirty-nine weeks of fiscal 2006 as compared to the first thirty-nine weeks of fiscal 2005. In addition, software licenses, software maintenance and depreciation expense increased due to capital expenditures made in software equipment and facilities in the prior year and current year.

Liquidity and Capital Resources
     Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer spending during the holiday season. As a result, our cash balances are seasonal in nature, with the third fiscal quarter containing both our lowest level of cash for the year as we build inventory for the holiday selling season and our highest level upon conclusion of the holiday season. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December.
     Cash Flows From Operating Activities — Net cash flows provided by operating activities were $11.2 million for the thirty-nine weeks ended January 1, 2006 as compared to $4.5 million of net cash flows provided by operating activities for the thirty-nine weeks ended December 26, 2004. In the first thirty-nine weeks of fiscal 2006, net cash provided by operating activities increased by $6.7 million from the first thirty-nine weeks of fiscal 2005, primarily due to changes in working capital. Specifically, the change in our inventory balance from the end of fiscal 2005 to the end of the third quarter of fiscal 2006 was $1.4 million as compared to a change of $3.8 million over the same period last year due to the lower level of inventory on hand as of the end of fiscal 2004. Also contributing to the increase in cash provided by operating activities was the timing of receipts from credit card transactions and the timing of our spending on our Mother’s Day catalog as compared to last year.
     Cash Flows From Investing Activities — Net cash flow used in investing activities was $5.7 million for the thirty-nine weeks ended January 1, 2006 and net cash provided by investing activities was $14.0 million for the thirty-nine weeks ended December 26, 2004. Cash used in investing activities consisted of purchases of investments as well as capital expenditures for property and equipment. In the first thirty-nine weeks of fiscal 2006, we spent $1.7 million for various investments in management systems, our call center, and fulfillment center. We currently anticipate spending an additional $1.0 million to $1.5 million during the remainder of fiscal 2006 related to these projects which we believe are necessary to support the needs of our business. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These capital expenditures may result in an increase in our depreciation expense. Although we believe these estimates of expenditures to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater. In fiscal 2005, net cash provided by investing activities resulted from maturities of investments partially offset by capital expenditures for property and equipment.
     Cash Flows From Financing Activities — Net cash flows provided by financing activities were $0.3 million for both the thirty-nine weeks ended January 1, 2006 and December 26, 2004. For both periods, net cash flows from financing activities consisted of proceeds from the exercises of stock options which were offset by payments on capital lease obligations.
     Revolving Credit Facility — We have in place a revolving credit facility with a lender which is described more fully in Note 4 to the financial statements contained in this report. At January 1, 2006 we had no borrowings under the revolving credit facility. We currently believe that this credit facility may not be available to us due to current non compliance with certain covenants that are a prerequisite for borrowing and can offer no assurances that it would be available to us at all should we need to borrow.
     We currently believe that the cash and short-term investments currently on hand will be sufficient to continue operations through the end of the second quarter of fiscal 2007. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. We currently anticipate the need to borrow funds to support our operations during the third quarter of fiscal 2007. As our existing line of credit is schedule to expire on June 15, 2006, we are beginning discussions with lenders and believe we will be able to obtain a new line of credit prior to the third quarter of fiscal 2007. Beyond the third quarter of fiscal 2007, we intend to utilize the cash on hand and cash generated from operations to fund operations and capital expenditures. Additional equity and or debt financing may be needed to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.
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
     We have a history of losses and we may continue to incur losses for the foreseeable future. As of January 1, 2006, our accumulated deficit was $84.9 million. We have not achieved profitability for a full fiscal year. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.
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
     Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events (such as natural disasters or terrorist attacks), and errors in usage by our employees and customers. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in San Francisco, California. In the event that this service provider experiences any interruption in its operations or cease operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we could be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant loss of data or interruption in the availability or functionality of our website, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business and operating results.

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
     Our headquarters, customer service center and the majority of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. Our distribution facility, located in Lockbourne, Ohio, houses substantially all of our product inventory and is the location from which substantially all of our orders are shipped. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Further, California has in the recent past experienced power outages as a result of limited electrical power supplies. These outages may recur in the future and we cannot determine the effect, if any, that such outages would have on the operation of our business. In addition, as our inventory and distribution facility is located in an area that is susceptible to harsh weather, a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Also, areas in and around San Diego, California, the site of our customer service facility, have in the past experienced severe wildfires. The occurrence of any such wildfires in the future could destroy, render inoperable or cause the evacuation of our customer service facility, which could significantly disrupt our ability to provide satisfactory customer service. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that an earthquake, natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be seriously harmed.
We have grown quickly and if we fail to manage our growth, our business will suffer.
     We have rapidly and significantly expanded our operations, and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address market opportunities and desired growth in our customer base. Prior expansion has placed, and any future expansion is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers and senior management personnel have no prior senior management experience at public companies. Our new employees include key officers, including our Chief Financial Officer, as well as a number of key managerial, technical, finance, accounting and operations personnel who have not yet been fully integrated into our operations. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal controls and procedures required by the Sarbanes Oxley Act of 2002. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets, technologies or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt or make it more difficult to plan and forecast our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, implement proper controls and systems in an efficient manner, or successfully integrate any assets, technologies or businesses that we may acquire, or if we acquire assets, technologies or business that do not prove complimentary to us, our business, financial condition and results of operations would be affected adversely.

We experience intense competition in the rapidly changing retail gift market.
     We operate in a highly competitive environment. We principally compete with a variety of department stores, Internet retailers, specialty retailers and other catalog merchandisers that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. We currently or potentially compete with a variety of other companies, including:
•	other online retailers, such as Amazon.com, Gifts.com, Shopping.com and eBay

•	major department stores, such as Macy’s, Bloomingdale’s, Neiman Marcus and their online storefronts

•	physical and online stores and catalog retailers that sell popular gift items such as Pottery Barn, Brookstone, The Sharper Image, Tiffany’s, Harry & David, J Crew, and 1-800-Flowers

•	Internet portals and online service providers and other comparison shopping sites, such as AOL, Yahoo! and Google.
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
     If we fail to upgrade our website in a timely manner to accommodate higher volumes of traffic, our website performance could suffer and we may lose customers. In addition, if we fail to expand the computer systems that we use to process and ship customer orders and process customer payments, we may not be able to fulfill customer orders successfully. As a result, we could lose customers and our net revenues could be reduced. Further, to remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements, or if new industry standards and practices emerge, our existing website and systems may become obsolete or unattractive. Developing and enhancing our website and other systems entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. If we are unsuccessful in upgrading our systems to accommodate higher traffic or developing or implementing new technologies that enable us to meet evolving industry standards and remain competitive, our operating results would be seriously harmed.
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
     As timely gift delivery is essential to our customer’s satisfaction, any delay disruption or inaccuracy in order, fulfillment and delivery for any reason, particularly during the holiday shopping season, could cause us to lose customers and negatively affect our business and reputation. In addition, we rely upon third-party carriers for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and delays due to factors that are beyond our control, including employee strikes and inclement weather.

We rely on seasonal and temporary employees during periods of peak activity and any failure by such employees to adequately perform their jobs could adversely affect our operations.
     We depend on temporary and seasonal employees to adequately staff our fulfillment facility and customer service facilities during busy periods such as the holiday shopping season, including individuals responsible for gift personalization and packaging and responding to consumer inquiries. Temporary employees may not have the same levels of training or commitment as full-time employees and, as a result, may be more likely to provide unsatisfactory service. We cannot assure you that we will continue to receive adequate assistance from our temporary employees, or that we will continue to have access to sufficient numbers of competent temporary employees on a cost-effective basis, particularly during the holiday shopping season, which season is critical to our business. If we are unable to adequately staff our fulfillment and customer service facilities, particularly during the holiday shopping season and other periods of increased activity or if our temporary and seasonal employees do not provide satisfactory service, our operations and sales during such period could suffer, and our reputation could be harmed.
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
     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Two of our former officers, Edward Schmults, our former Chief Operating Officer and Kristine Dang, our former Executive Vice President, Merchandising each resigned from RedEnvelope in the recent past. Alison May, our Chief Executive Officer and President, resigned from RedEnvelope in January 2006, but will remain in her position until a successor is hired. While we believe that this will have no material impact on our operations, we cannot assure you that disruptions occasioned by their departures or that running our business without certain key officers will not have an adverse impact on our near-term operations. Our performance also depends on our ability to retain and motivate other officers and key employees. We do not have long-term employment agreements with any of our key personnel. The loss of the services of Ms. May before her successor is hired, or the loss of services of Ms. Boe, Mr. Korotzer or Mr. Nordquist or any of our executive officers or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel would harm our business, financial condition and results of operations. Moreover, competition is particularly intense for highly-qualified senior officers in our industry, and a variety of factors could make it difficult for us to attract the right candidates in the near term or at all. In the event that we cannot hire and retain qualified senior officers in a timely manner, our business could be adversely affected.
If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers.
     We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, partners, suppliers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Further, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may sell our products and offer our services or whose residents have access to our website presently or in the future. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business would be harmed.

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
     We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. Since our inception, we have experienced negative cash flow from operations on a fiscal year basis and may experience negative cash flow from operations on a fiscal year basis in the future. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders would experience dilution of their ownership interests. If we are required to incur indebtedness, we may be subject to high interest rates or substantial restrictive covenants. Further, under the terms of our credit agreement, we are subject to certain contractual limitations with respect to raising additional capital during the term of that agreement. Any failure to obtain necessary capital on commercially reasonable terms could have severe consequences on our business. Further, an inability to obtain additional financing could require us to scale back, or fail to address opportunities for expansion or enhancement of, our operations.
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
     We are a Delaware corporation and the Delaware General Corporation Law contains certain provisions that may make a change in control of our company or the removal of incumbent directors more difficult. In addition, our Amended and Restated Certificate of Incorporation and Bylaws, contain provisions that may have the same effect, including the elimination of the ability of stockholders to call special meetings or vote by written consent, the elimination of cumulative voting for directors, and procedures requiring advance notification for stockholder proposals. The elimination of cumulative voting substantially reduces the ability of minority stockholders to obtain representation on the Board of Directors. Also, the Board of Directors may determine at some point in the future that it is in the best interests of the Company and its stockholders to enact additional measures to protect the Company against unsolicited takeovers or stock accumulation. Such provisions or the enactment of additional protective measures may discourage potential acquirers from making a bid for our company, or make an acquisition of us or a tender offer to our stockholders more difficult, even if such acquisition or tender offer would be beneficial to our stockholders, and may reduce any premiums paid to stockholders for their common stock.
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
     During the first thirty-nine weeks of fiscal 2006, approximately 72% of our products were purchased through our website. Our long-term prospects therefore depend upon the general public’s increasing willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop into an effective and reliable tool for consumer purchases would seriously damage our future operations. Online commerce is a relatively new concept, and online purchases may decline or fail to increase as projected. The future of online commerce is uncertain, many online commerce companies have ceased operations in recent years and most existing online commerce companies have a relatively short operating history. If consumers are unwilling to use the Internet to purchase retail products, our business will be significantly harmed.
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
     We are subject to the same federal, state and local laws as other companies conducting business on the Internet, including consumer protection laws, user privacy laws and laws and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to our customers of our policies and practices regarding non-public personal information that we collect and use, including whether we share that information with third parties, must provide advance notice of any changes to our privacy policies and must inform our customers about how they can review and/or correct the non-public personal information we possess about them. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, consumer privacy, fraud, quality of products and services, taxation, advertising, adult-oriented content, intellectual property rights and information security. Applicability of existing laws to the Internet relating to issues such as trademarks, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the recent federal law regulating the commercial use of e-mail (popularly known as “CAN-SPAM”), are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business, operating results and financial condition. Tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes, which could have an adverse effect on our cash flows and results of operations. Further, there is a possibility that we could be subject to significant fines or other payments for any past failures to comply with these requirements. Congress recently refused to extend the U.S. Internet tax moratorium. Consequently, states are free to impose new taxes on Internet access, which could slow the growth of Internet use and of electronic commerce transactions over the Internet.
     In 2003, the California legislature enacted new sections of the Civil Code that require any company that does business in California and possesses computerized data, in unencrypted form, containing certain personal information about California residents to (i) provide prompt notice to such residents if that personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker and (ii) implement and maintain reasonable security procedures and practices to protect that information from unauthorized access, destruction, use, modification or disclosure. The law defines personal information as an individual’s name together with one or more of that individual’s social security number, driver’s license number, California identification card number, credit card number, debit card number, or bank account information, including any necessary passwords or access codes. In 2004, the California legislature enacted another new section of the Civil Code that requires any company that owns or licenses personal information about California residents to implement and maintain “reasonable security procedures and practices” to protect that information from unauthorized access, destruction, use, modification or disclosure. The law also requires that any company that discloses personal information about California residents to a nonaffiliated third party must require by contract that that party also implement and maintain “reasonable security procedures and practices.” As our customers, including California residents, generally provide information to us that is covered by this definition of personal information in connection with their purchases via our website, our business will be affected by these new laws. As a result, we will need to ensure that all computerized data containing the previously-described personal information is sufficiently encrypted or that we have implemented appropriate measures to protect the integrity and security of that information and to notify our California customers of any unauthorized access or misappropriation. In addition, the code section requiring us to implement and maintain “reasonable security procedures and practices” provides no guidelines as to what may be deemed reasonable but leaves that determination to future court cases. This introduces a considerable measure of uncertainty to our compliance efforts. Such measures will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by the new law, we could be subject to potential claims for damages and other remedies available to California residents whose information was improperly accessed or, under certain circumstances, the State of California could seek to enjoin our business operations until appropriate corrective actions have been taken. While we intend to comply fully with this law, we cannot assure you that we will be successful in avoiding all potential liability or disruption of business resulting from this law. If we were required to pay any significant amount of money in satisfaction of claims under this law, or any similar law enacted by another jurisdiction, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.
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
     Our directors, executive officers and current beneficial holders of 5% or more of our outstanding common stock own a significant portion of our stock. These stockholders, acting together, are able to control or influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third-party from acquiring or merging with us and limit the ability of smaller stockholders to influence corporate matters.
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

     The following table lists our cash and cash equivalents and short-term investments at January 1, 2006:

(In thousands)
Cash and cash equivalents	$10,527
Short-term investments	18,326

Total	$28,853

     If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.
     Foreign Currency Risk— We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily denominated in U.S. dollars. As of January 1, 2006, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On September 24, 2003 a Registration Statement on Form S-1 (Commission File No. 333-106120) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The net proceeds to us from the offering were approximately $29.0 million after deducting underwriting discounts of $1.8 million. We used approximately $1.5 million of the net proceeds for fees related to the offering (excluding banker fees). Since the initial public offering, we have used approximately $8.7 million for purchases of property and equipment. We also use the net proceeds to fund out working capital requirements throughout the year.
Item 3. Defaults up on Senior Securities. None.
Item 4. Submission of Matters to a Vote of Security Holders. None.
Item 5. Other Information. None.

Item 6. Exhibits
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

Date: February 15, 2006

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