Form 10-K
period 2006-04-02
REDENVELOPE INC
filed 2006-06-29
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2006

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

Common Stock, par value $0.01 per share

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐         Accelerated Filer ☐         Non-Accelerated Filer ☑

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2005, was approximately $32.3 million based upon the last sale price reported for such date on the Nasdaq National Market.

      The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 9,462,010 as of June 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required by Parts II and III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

RedEnvelope, Inc.

TABLE OF CONTENTS TO FORM 10-K

For Fiscal Year Ended April 2, 2006

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

Overview

      RedEnvelope is a branded online retailer of upscale gifts, dedicated to helping its predominantly female customers celebrate and nurture their most important relationships with unique gifts and unequalled gift-giving experiences. RedEnvelope offers an extensive and fresh collection of imaginative and original gifts through our catalog, web store and phone store. We strive to maintain the highest standards for product distinctiveness, quality and value, gift delivery, gift presentation and customer service, in an effort to provide our customers and their recipients with the best possible gift giving experience. We believe this provides the foundation of our repeat business. We have developed an internal database of approximately 2.9 million customer names, with approximately 574,000 new customers added in fiscal 2006.

      We strive to offer a wide assortment of quality, thoughtful gifts, many of which are difficult to find elsewhere and are not easily replicated. Our in-house design team creates unique proprietary products, and our merchants source products domestically and from various parts of the world, often commissioning artists and vendors to create exclusive gifts. Our gift wrap is distinctive and closely associated with our brand. Gift-wrapped products are delivered to the recipient in a branded, high-quality red box with a hand-tied ivory ribbon. We offer a wide assortment of products in fourteen categories with the majority of products ranging in price up to $150. Our core product categories include jewelry, home, men’s and women’s accessories and new baby gifts.

      Through our web store, www.redenvelope.com, customers can search for gifts by occasion, recipient, product category and price point. Our web store generally features approximately 700 to 750 products, increasing to over 800 products during the holiday shopping season. In addition, through our web store, our customers can register for our gift reminder service, sign up to receive email promotions, view their order history, chat live with a customer service representative and request a catalog. In fiscal 2006, approximately 80% of customer orders were placed through our web store with the remainder placed through our phone store. We also publish our full-color catalog several times during the year. Each catalog generally features approximately 130 products, increasing to approximately 235 products during the holiday shopping season. The catalog also serves as the primary direct marketing channel and advertising vehicle for our web store and phone store. During fiscal 2006 and 2005, we mailed approximately 30.8 million and 25.8 million catalogs, respectively. We also sell directly to corporate clients through our Business Gift Services (“BGS”) group. BGS leverages our existing merchandise assortment to help businesses with their holiday giving, as well as other corporate gifting needs during the year.

      We currently intend to focus on the following strategies:

•	Focus our strategic attention on the relationship-building essence of gift-giving — by better understanding our customers’ relationships and recipients, and by providing gifts, gift reminders and gift services that help them celebrate their closest personal relationships

•	Simplify our business — by concentrating on our core female customers, their core relationships and recipients, their most important recurring gift giving occasions, and the core product categories we believe they prefer for celebrating these occasions with their inner circle family and friends

•	Execute with excellence — by implementing a more disciplined approach to financial and operations management, including tight cost controls and inventory management

•	Improve marketing efficiency — by increasing our focus on generating repeat purchases from existing customers through increased relevance and increasing the efficiency of our customer acquisition efforts

•	Continue distinctive product innovation — by continuing to refresh our product offering each season

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

Recent Events

      On May 16, 2006, we announced that the Company has engaged WR Hambrecht & Co as our financial advisor to assist in exploring strategic alternatives to maximize stockholder value, including, but not limited to, the possible sale to, or merger of the business with, another entity offering strategic opportunities for growth. However, there can be no assurances that the exploration of strategic alternatives will result in a transaction. For a discussion of these and other risks, see “Item 1A — Risk Factors”. We do not intend to disclose developments with respect to the exploration of strategic opportunities unless and until the Board of Directors approves, and the Company executes a definitive agreement for, a specific transaction.

Merchandising and Sourcing

      Our merchandising group has been designing and developing new products since 2001, as well as purchasing new products from outside sources. Our merchandising group meets regularly with our product development and sourcing teams to review product opportunities, product quality and customer feedback. From these meetings, ideas for proprietary products are put into design development. Our sourcing department then places and manages the production of these products, largely with overseas manufacturers. In addition, our merchants and sourcing department works with vendors to develop exclusive products that have unique and innovative features or concepts that we believe distinguish us from our competitors. We believe that the appeal of our proprietary and exclusive products is a key factor as we strive to broaden our customer base, strengthen and enhance our brand appeal, and improve our gross margins.

      During fiscal year 2006, approximately 59% of our products, representing approximately 69% of our revenues, can be characterized as proprietary; that is, designed and developed by our in-house team. Our sourcing group works directly with international manufacturers, importers and overseas agents to purchase or manufacture our products. During fiscal 2006, we sourced overseas approximately 54% of our products, representing approximately 62% of our revenues. While products sourced overseas typically have lower costs, leading to higher product margins, such products may contain higher inbound freight and duty costs. Increasing security expenses, fuel costs and demand for shipping capacity may result in higher inbound freight costs than we have anticipated. Increasing competition for overseas production resources, particularly in China, may result in higher than anticipated product costs and lower product margins.

      We believe that working directly with overseas agents and manufacturers allows us to more effectively manage product development and quality. Since, however, we do not have long-term arrangements with any vendor, manufacturer or distributor that guarantees the availability of products, we do not have a predictable or guaranteed supply of products in the near future. In addition, while our product development process includes sampling products for quality, there remains the possibility that final production runs will include products that do not meet our quality standards. If we fail to obtain sufficient quantities of inventory, it would have a harmful effect on our business, financial condition and results of operations. We have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales which could harm our business and operating results. For a discussion of these and other risks related to our fulfillment and distribution operations, see “Item 1A — Risk Factors.”

      Further, in recent years, U.S. companies have been subject to port strikes, which delayed the delivery of goods. As we increase our overseas sourcing, we face the risk of these delays, which could harm our business. Due to the lead times associated with overseas production, we may not be able to receive adequate levels of products that meet our quality standards. If we are unable for any reason to provide our customers with continued access to adequate levels of appealing products that meet our quality standards, our operating results would be harmed.

      We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments or what the likely effect of such restrictions could be. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against items that we offer or intend to offer to our customers, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of items available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations also may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. For a discussion of these and other risks related to our merchandising and sourcing operations, please see “Item 1A — Risk Factors.”

Marketing

      Our marketing efforts principally focus on a portfolio of online channels, catalog circulation, e-mail deployment, and public relations initiatives. We have an internal database of approximately 2.9 million customer names, of which 32% represents our active twelve month customer file as of April 2, 2006. Revenues from online channels, specifically portals, search (including natural and paid search) and affiliates (including revenue sharing arrangements), increased by 24% over the prior fiscal year. Revenues from customers who received our catalogs or emails grew approximately 11% over the prior year. We currently expect this trend of slower catalog growth to continue. The increases in our online, catalog and email channels were partially offset by a decline in revenues from customers that order directly through our web store without an apparent connection to our catalog, online, email or corporate marketing activities. In fiscal 2007, we plan to continue our marketing efforts through online channels, catalog circulation, and e-mail deployment. Rather than increasing catalog circulation, we plan to increase the efficiency of our current circulation by focusing on the most efficient retention and acquisition catalog customers. We also plan to market our products and brand with a focus on generating repeat purchases. For example, during fiscal 2006, we developed a loyalty program, called Red Box Rewards, and a new e-mail welcome marketing program, designed to stimulate additional purchases from new customers.

      Currently, we believe the increase in commerce over the Internet will continue for the foreseeable future. However, if consumers are unwilling or unable to use the Internet to purchase retail products due to infrastructure problems, security concerns or otherwise, our business would be harmed. In addition, our competitors have increased their use of online marketing campaigns, and the cost of online marketing programs has increased. Moreover, software programs that block certain email marketing campaigns have gained in popularity with individuals. The federal government and certain states have enacted legislation specifically prohibiting or placing significant restrictions on email marketing campaigns. These trends could negatively impact our ability to market to customers through online marketing campaigns which could harm our business. For discussion of these and other risks related to our marketing operations, see “Item 1A — Risk Factors.”

Fulfillment and Distribution

      We lease and operate an approximately 240,000 square foot warehouse and fulfillment facility in Lockbourne, Ohio. We hold our inventory at this facility and ship most of our merchandise directly from this facility to our customers. Customer orders are downloaded to the fulfillment center after they have been approved for shipment. Orders are then filled and audited for accuracy and quality before final processing. Product assembly and personalization, such as engraving and embroidery, is also performed at our fulfillment center, although the Company also uses third parties for certain types of assembly and personalization throughout the year. We also perform our signature gift wrap services at our fulfillment center, if ordered by customers. Order fulfillment and distribution is a complex process. If we fail to manage successfully our fulfillment and distribution operations, our business would be affected adversely. For a description of risks related to fulfillment and distribution, see “Item 1A — Risk Factors.”

Customer Sales and Service

      We lease and operate an approximately 13,000 square foot customer sales and service center in San Diego, California. We are committed to providing our customers with courteous, knowledgeable and prompt service 24 hours a day, seven days a week. Our customer sales and service group in San Diego provides personal attention to customers who call toll free, use Internet chat, or send emails to place orders or inquire about products. Our customer sales and service group is also responsible for addressing customer concerns promptly in an attempt to achieve the customer’s complete satisfaction. We seek to provide a superior customer experience and therefore, if a gift recipient is not satisfied with one of our products (except, under certain circumstances, personalized products), they can return the product for repair, replacement or refund at any time.

      We seek to hire and retain qualified customer sales and service representatives and train them thoroughly. Training for customer sales and service representatives focuses primarily on acquiring a working knowledge of our products and of developing an understanding of our high customer sales and service standards.

      Our customer sales and service operations are subject to a number of risks, including disruptions due to power outages, telecommunications or computer system failures, natural disasters and other catastrophic events or an inability to maintain proper levels of competent staffing, the occurrence of any of which could seriously harm our operations. For a description of these and other risks related to our customer sales and service operations, see “Item 1A — Risk Factors.”

Competition

      We operate in a highly competitive environment. We principally compete with a variety of department stores, Internet retailers, specialty retailers and other catalog merchants that offer products similar to or the same as our products. Increased competition could potentially result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. We currently or potentially compete with a variety of companies, including:

•	other online retailers, such as Amazon.com and eBay

•	major department stores, such as Macy’s, Bloomingdale’s, Neiman Marcus and their online storefronts

•	physical and online stores and catalog retailers that sell popular gift items such as Pottery Barn, Brookstone, The Sharper Image, Tiffany’s, Harry & David, J Crew, 1-800-Flowers and Williams-Sonoma

•	Internet portals and online service providers and other comparison shopping sites, such as AOL, Yahoo! and Google.

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

      We also rely on technologies and other intellectual property that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms, or at all, in the future. As a result, we may be required to develop or obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, operating results and financial condition. For a discussion of risks related to intellectual property, see “Item 1A — Risk Factors.”

Information Technology and Systems

      We use third party information technology systems for fulfillment, order management, merchandising, financial reporting and in our website. In addition, we have internally developed significant portions of our website and integrated that with these other systems. We are continually making modifications to our overall technology infrastructure in an effort to improve the shopping experience and order fulfillment capabilities. We currently license and use Manhattan Associates’ Warehouse Management System for fulfillment, Mail Order and Catalog System (MACS) as our order and inventory management system and Oracle Financials for financial reporting. Our website currently incorporates software licensed from Broadvision, Inc. We may use other third-party information technology systems in the future.

      Our information technology systems are housed in a leased third-party facility in San Francisco, California, which was moved from Santa Clara, California in July of 2005. Data is stored in a database that runs on a redundant server and storage array. We also have standby servers that can provide additional capacity as necessary. The facility hosting our servers provides redundant heating, ventilation, air conditioning, power and Internet connectivity. The redundant data center that we had in Cincinnati, Ohio is in the process of being eliminated. We currently plan to establish a failover system at our primary data center for all of our production systems during the second quarter of fiscal 2007, although we currently believe that this will not occur prior to the elimination of the Cincinnati, Ohio facility. There can be no assurances that we will accomplish this task in this timeframe or at all. For a discussion of these and other risks related to our information technology systems, see “Item 1A — Risk Factors.”

      We are currently planning on implementing new software programs for our website and inventory planning functions in fiscal years 2007 and 2008. We currently believe the implementation of these software systems will better support the needs of our business and customers. Software implementation projects entail significant technical and business risks, and we cannot provide assurance that such projects will be completed successfully or within our time and cost expectations. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These projects will result in uses of cash and additional depreciation expense.

      Our ability to receive and process orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events

(such as natural disasters or terrorist attacks), and errors in usage by our employees and customers. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in San Francisco, California. In the event that this service provider experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we could be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant loss of data or interruption in the availability or functionality of our website, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business and operating results. For a discussion of these and other risks related to our facilities and systems, see “Item 1A — Risk Factors.”

Seasonality

      Our business is highly seasonal, reflecting the general patterns of peak sales for the retail industry during the holiday shopping season. Historically, a substantial portion of our net revenues occur during the third fiscal quarter ending around December 31. We generally experience lower net revenues during the first, second and fourth fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In anticipation of increased sales activity during the third fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly. In addition, similar to many retailers, we make merchandising and inventory decisions for the holiday season well in advance of the holiday selling season. Accordingly, unfavorable economic conditions or deviations from projected demand for products during the third fiscal quarter could have a material adverse effect on our business, financial condition or results of operations for the entire fiscal year. For a discussion of these and other risks related to the seasonality of our business, see “Item 1A — Risk Factors.”

Employees

      As of April 2, 2006, we employed approximately 210 full-time employees. Additionally, we hire seasonal employees, temporary employees and use temporary employment agencies during the peak seasons. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we are unable to recruit and retain key employees or if we are unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be affected adversely. For a discussion of these and other risks related to our employees, see “Item 1A — Risk Factors.”

Executive Officers of the Registrant

      The following table sets forth certain information regarding our executive officers and key employees as of June 29, 2006.

Name	Age	Position(s)

Kenneth Constable	55	Chief Executive Officer, President and Director

Polly E. Boe	51	Chief Financial Officer and Secretary

Frank Buettner	51	Chief Operating Officer

Gary M. Korotzer	43	Chief Marketing Officer

Christopher E. Nordquist	40	General Counsel

      Kenneth Constable has served as the President, Chief Executive Officer and a member of our Board of Directors since February 2006. Prior to joining RedEnvelope, Mr. Constable served as Senior Vice President/ General Manager of Provide Commerce, the leading e-commerce marketer of fresh flowers, where he was responsible for the overall strategic direction, accelerated growth, and financial performance of the ProFlowers business unit. Mr. Constable’s prior experience includes serving as Vice President/ General Manager of Dell,

Inc. in Asia and Canada and serving as President and Chief Executive Officer of Nabisco Ltd., Canada. Mr. Constable also held general management positions with several international divisions of PepsiCo, Inc., after starting his career in brand management with the Procter & Gamble Company. Mr. Constable holds a BS in Electrical Engineering from the University of Alberta and an MBA from the University of Alberta.

      Polly E. Boe has served as Chief Financial Officer of RedEnvelope since April 2005. Prior to joining the Company, from July 2001 to April 2005, Ms. Boe was the Chief Financial Officer of Sundance Catalog, a specialty direct retailer located in Salt Lake City, Utah. From March 1999 to June 2000, Ms. Boe served as the Chief Financial Officer of Esprit de Corp., a branded apparel retailer and wholesaler. From 1978-1998, Ms. Boe held several positions at Levi Strauss & Co., including the Vice President, Finance of Levi Strauss Americas and of Levi Strauss USA and Vice President of Planning and Performance of Levi Strauss North America. Ms Boe is a certified public accountant and holds a BBA from the University of Texas at Austin.

      Frank Buettner has served as our Chief Operating Officer since February 2006. Prior to joining RedEnvelope, Mr. Buettner served as Vice President of Operations and Information Technology for Bag Borrow or Steal, an early stage Internet company. Prior to this, Mr. Buettner was the Chief Information Officer/ Chief Operating Officer at Nordstrom Direct., where he was responsible for all fulfillment operations, customer sales and service centers, and IT initiatives. Before Nordstrom Direct, Mr. Buettner spent 20 years at Lands’ End, most recently as Vice President of the international division, where he was responsible for the retailer’s subsidiaries in Japan, Germany and the UK.

      Gary M. Korotzer served as Vice President of Marketing since January 2005 and was appointed Chief Marketing Officer in February 2006. Prior to joining RedEnvelope, Mr. Korotzer served in several senior marketing positions at Charles Schwab and Company from 1997 to 2003, most recently as Senior Vice President, Mass Affluent Marketing. From 1994 to 1997 he served as Director, Customer Development at Qwest Communications. Prior to that, he held marketing management positions with American Express from 1989 to 1994. Mr. Korotzer holds a BS in Business Administration from Lewis and Clark College and an MBA in Marketing and International Business from New York University’s Stern School of Business.

      Christopher E. Nordquist has served as General Counsel since October 2003. Prior to joining RedEnvelope, from June 2001 to October 2003, Mr. Nordquist served as Chief Operating Officer of Asset Management Business at Thomas Weisel Partners, an investment bank, and from July 2000 to June 2001 as General Counsel of an asset management joint venture between Thomas Weisel Partners and Scudder Investments. From January 2000 to July 2000, he served as General Counsel at WR Hambrecht, an investment bank. From July 1998 to January 2000, he served as General Counsel of Esprit de Corp., a clothing retailer. From 1994 to 1998, he was Senior Counsel at Barclays Global Investors, an institutional asset management firm. Prior to Barclays Global, he practiced law with the Shearman & Sterling and Howard, Rice law firms. Mr. Nordquist received a BA in Economics from St. Olaf College and a JD from the Boalt Hall School of Law of the University of California at Berkeley.

Item 1A.	Risk Factors

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

      We were originally incorporated in 1997 and began selling products in September 1997; however, the Company has grown significantly in size and complexity since its inception. As a result, we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our business and prospects in light of the risks and difficulties we may face as an early stage company with limited operating history. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and operating experience and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. Our failure to successfully address these risks and difficulties would seriously harm our business.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

      We have a history of losses and we may continue to incur losses for the foreseeable future. As of April 2, 2006, our accumulated deficit was $89.4 million. We have not achieved profitability for a full fiscal year. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

Because we experience seasonal fluctuations in our net sales, our quarterly results will fluctuate and our annual performance will depend largely on results from one quarter.

      Our business is highly seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a substantial portion of our net revenues occur during our third fiscal quarter ending around December 31. We generally experience lower net revenues during the first, second and fourth fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. The third fiscal quarter accounted for approximately 46.9% of net revenues in the fiscal year ended April 2, 2006. We cannot predict with certainty what percentage of our total net revenues for fiscal year 2007 will be represented by our third fiscal quarter revenues. In anticipation of increased sales activity during the third fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. If sales for the third fiscal quarter do not meet anticipated levels, then increased expenses may not be offset, which would adversely affect our financial condition. If we were to experience lower than expected sales during our third fiscal quarter, for whatever reason, it would have a disproportionately large negative impact on our annual operating results and financial condition for that fiscal year. If our net revenues during our third fiscal quarter were to fall below projections or the expectations of securities analysts, our stock price could decline, perhaps significantly.

Our operating results are volatile and difficult to predict and may adversely affect our stock price.

      Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors including those discussed in this report, many of which are outside of our control. Further, because our business is seasonal, our operating results may vary significantly from one quarter to the next as part of our normal business cycle. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. It is likely that in some future quarter our operating results may fall below projections or the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline, perhaps significantly.

Our computer and communications hardware and software systems are vulnerable to damage and interruption, which could harm our business.

      Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events

(such as natural disasters or terrorist attacks), and errors in usage by our employees and customers. The uninterrupted operation of our computer and communications hardware and software systems may also be dependent upon the continued performance of third party vendors and/or service providers with whom we have contracted. In the event that one of our third party service providers fails for any reason to perform its obligations in a timely or efficient manner, or at all, our operations could be interrupted or adversely affected or we could be required to incur additional, unanticipated costs. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in San Francisco, California. In the event that this service provider experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we could be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. In addition, we are in the process of eliminating our redundant data center that we had in Cincinnati, Ohio. We currently plan to establish a failover system at our primary data center for all of our production systems during the second quarter of fiscal 2007, although we currently believe that this will not occur prior to the elimination of the Cincinnati, Ohio facility. There can be no assurances that we will accomplish this task in this timeframe or at all. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant loss of data or interruption in the availability or functionality of our website, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business and operating results. And, any significant additional expenses incurred as a result of any failure by a third party to perform obligations in a timely or efficient manner or any significant costs associated with finding a new vendor or service provider or taking over responsibilities ourselves would have an adverse impact on our business, financial condition and operating results.

If we fail to offer a broad selection of innovative merchandise that consumers find attractive, our revenues could decline or fail to reach anticipated levels and our stock price could be harmed.

      In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products. These products must satisfy the diverse tastes of our customers and potential customers for a variety of gift-giving occasions. To be successful, our product offerings must be competitively priced, well made, innovative and attractive to a wide range of consumers whose preferences may change regularly. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If our products become less popular with consumers, our revenues may decline or fail to meet expected levels or we may decide to offer our products at lower prices. If a wide range of consumers do not find our products attractive or if we are required to reduce our prices, our revenues and earnings may decline or fail to meet expected levels and our stock price could be affected adversely.

Failure to successfully manage or expand our fulfillment and distribution operation would have a material adverse effect on us.

      Our fulfillment and distribution operation is located in leased facilities in Lockbourne, Ohio. We have limited experience and have encountered difficulties in the past managing our fulfillment and distribution operations, and we may encounter difficulties managing our fulfillment and distribution operations in the future. If we are unable to manage successfully our fulfillment and distribution operations and to meet our customers’ expectations regarding personalization, presentation and delivery, our business reputation, operations and financial condition could be seriously harmed. Further, any difficulty in managing our fulfillment and distribution operations could require us to find one or more parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple fulfillment facilities. Further, we currently anticipate that we will need to expand and upgrade our fulfillment operations in the future to accommodate increases in customer orders, increased demand for personalized products or changes in available technology. If we fail to successfully manage, expand or make necessary upgrades to our fulfillment and distribution operations in a timely and cost-effective manner, it would have a material adverse effect on our business.

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

      A significant portion of our products are unique designs manufactured by third-parties. However, since we do not have long-term arrangements with any manufacturer, vendor or distributor that would guarantee the availability of products from year to year, we do not have a predictable or guaranteed supply of these products in the future. If we are unable to provide our customers with continued access to popular products, our operating results will be harmed.

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

      Many of our products are sourced overseas. While products sourced overseas typically have lower costs, our product margins may be offset by an increase in inbound freight costs. As security measures around shipping ports increase, these additional costs may result in higher inbound freight costs. Increasing competition for overseas production resources, particularly in China, may result in higher than anticipated product costs and lower product margins. Furthermore, in recent years, U.S. companies were subject to port strikes which delayed the delivery of goods. As we increase our overseas sourcing, we face the risk of these delays which could seriously harm our business and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against items that we offer or intend to offer to our customers, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of items available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations also may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. Any disruption or delays in, or increased costs of, importing our products could have an adverse effect on our business, financial condition and operating results.

Our operating results could suffer if we fail to offer or sell sufficient quantities of proprietary products.

      In recent periods, the majority of our most popular products have been designed in-house or were otherwise exclusive to RedEnvelope. As proprietary products generally carry higher gross margins than widely available products, any failure to offer and sell large numbers of proprietary products could prevent us from achieving our gross margin objectives. If we are unable for any reason to design or source popular proprietary products or if we are unable to sell sufficient quantities of proprietary products during any future period, our operating results will be adversely affected.

Our facilities and systems are vulnerable to natural disasters or other catastrophic events.

      Our headquarters, customer sales and service center and the majority of our infrastructure, including computer servers, are located in California, an area that is susceptible to earthquakes and other natural disasters. Our distribution facility, located in Lockbourne, Ohio, houses substantially all of our product inventory and is the location from which substantially all of our orders are shipped. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. Further, California has in the recent past experienced power outages as a result of limited electrical power supplies. These outages may recur in the future and we cannot determine the effect, if any, that such outages would have on the operation of our business. In addition, as our inventory and distribution facility is located in an area that is susceptible to harsh weather, a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Also, areas in and around San Diego, California, the site of our customer sales and service facility, have in the past experienced severe wildfires. The occurrence of any such wildfires in the future could destroy, render inoperable or cause the evacuation of our customer sales and service facility, which could significantly disrupt our ability to provide satisfactory customer sales and service. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that an earthquake, natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be seriously harmed.

We have grown quickly and if we fail to manage our growth, our business will suffer.

      We have rapidly and significantly expanded our operations, and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address market opportunities and desired growth in our customer base. Prior expansion has placed, and any future expansion is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers and senior management personnel have no prior senior management experience at public companies. We have experienced significant turnover among our executive officers in recent years and our President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer have only been with the Company for a short period of time. In addition, we have hired a number of key managerial, technical, finance, accounting and operations personnel in the recent past. As a result, key members of our management and employee team are still in the process of being integrated into our operations. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal controls and procedures required by the Sarbanes Oxley Act of 2002. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets, technologies or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt or make it more difficult to plan and forecast our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, including integration of new personnel, implement proper controls and systems in an efficient manner, or successfully integrate any assets, technologies or businesses that we may acquire, or if we acquire assets, technologies or business that do not prove complimentary to us, our business, financial condition and results of operations would be affected adversely.

We experience intense competition in the rapidly changing retail gift market.

      We operate in a highly competitive environment. We principally compete with a variety of department stores, Internet retailers, specialty retailers and other catalog merchants that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. We currently or potentially compete with a variety of other companies, including:

•	other online retailers, such as Amazon.com and eBay

•	major department stores, such as Macy’s, Bloomingdale’s, Neiman Marcus and their online storefronts

•	physical and online stores and catalog retailers that sell popular gift items such as Pottery Barn, Brookstone, The Sharper Image, Tiffany’s, Harry & David, J Crew, 1-800-Flowers and Williams-Sonoma

•	Internet portals and online service providers and other comparison shopping sites, such as AOL, Yahoo! and Google.

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

      Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Three of our former officers, Edward Schmults, our former Chief Operating Officer, Kristine Dang, our former Executive Vice President, Merchandising and Alison May, our former Chief Executive Officer and President each resigned from RedEnvelope during fiscal 2006. We have not yet filled the merchandising position formerly held by Ms. Dang. While we believe that this will have no material impact on our operations, we cannot assure you that disruptions occasioned by their departures or that running our business without certain key officers will not have an adverse impact on our operations. Our performance also depends on our ability to retain and motivate other officers and key employees. We have recently hired Ken Constable as our President and Chief Executive Officer and Frank Buettner as our Chief Operating Officer. Polly Boe, our Chief Financial Officer, has been with the Company for just over one year. We do not have long-term employment agreements with these individuals or any of our key personnel. The loss of the services of Mr. Constable, Ms. Boe, Mr. Buettner, Mr. Korotzer or Mr. Nordquist or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer sales and service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer sales and service personnel would harm our business, financial condition and results of operations. Moreover, competition is particularly intense for highly-qualified senior officers in our industry, and a variety of factors could make it difficult for us to attract the right candidates in the near term or at all. In the event that we cannot hire and retain qualified senior officers in a timely manner, our business could be adversely affected.

We rely on seasonal and temporary employees during periods of peak activity and any failure by such employees to adequately perform their jobs could adversely affect our operations.

      We depend on temporary and seasonal employees to adequately staff our fulfillment facility and customer sales and service facilities during busy periods such as the holiday shopping season, including individuals responsible for gift personalization and packaging and responding to consumer inquiries. Temporary employ-

ees may not have the same levels of training or commitment as full-time employees and, as a result, may be more likely to provide unsatisfactory service. We cannot assure you that we will continue to receive adequate assistance from our temporary employees, or that we will continue to have access to sufficient numbers of competent temporary employees on a cost-effective basis, particularly during the holiday shopping season, which season is critical to our business. If we are unable to adequately staff our fulfillment and customer sales and service facilities, particularly during the holiday shopping season and other periods of increased activity or if our temporary and seasonal employees do not provide satisfactory service, our operations and sales during such period could suffer, and our reputation could be harmed.

Increased merchandise returns and a failure to accurately predict merchandise returns could harm our business.

      As part of our customer service commitment, we maintain a merchandise return policy that allows recipients to return merchandise received from us if they are dissatisfied with those items (except under certain circumstances, personalized products). We make allowances for merchandise returns in our financial statements based on historical return rates and other factors. We cannot assure you that actual merchandise returns will not significantly exceed our allowances for returns. In addition, because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our catalogs, the introduction of new catalogs, increased sales over the Internet, changes in our merchandise mix, changes in the habits of our gift item recipients, or other factors will not cause actual returns to exceed return allowances, perhaps significantly. Any increase in merchandise returns that exceed our allowances would affect our business adversely. Also, returned merchandise that is personalized, perishable, or damaged likely cannot be re-sold, creating non-recoverable inventory costs which detrimentally affects our operating results.

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

      Catalog production and mailings entail substantial paper, printing, postage and human labor costs. Increases in the costs of producing and distributing the RedEnvelope catalog, including increases in postage rates or paper, photography, or printing costs, may reduce the margin on sales derived from our catalog. The U.S. Postal Service is likely to increase its postage rates in the future and other delivery and overnight courier services that we utilize to deliver our products also will likely raise their rates in the future, which could significantly increase the aggregate cost of mailing our catalogs. As we incur nearly all of the costs associated with our catalogs prior to mailing, we are unable to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. In addition, response rates to our mailings and, as a result, revenues generated by each mailing, are affected by factors such as constantly changing consumer preferences and our ability to include a product assortment that satisfies those preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings, and changes in our merchandise mix, several or all of which may be outside of our control. In recent periods, we have experienced slower growth in revenues from our catalog channel than in our online channels and we expect this trend towards slower catalog growth to continue. If we were to experience an increase in the costs associated with producing or delivering our catalogs or a delay in distributing our catalogs or if our catalogs fail to produce sales at satisfactory levels, our operating results would be adversely affected.

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

      In addition, we cannot assure you that email and telephone call volumes will not exceed our present system capacities. If this occurs, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Although we are currently implementing plans to expand its capacity, our customer sales and service facility currently accommodates customer sales and service representatives at close to its capacity during our peak sales period. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer sales and service or adequately staff our customer sales and service operations would likely impair our reputation and have an adverse effect on our business and operating results.

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

      Other parties may assert infringement or unfair competition claims against us. In the past, we have been subject to claims or received notices from third parties alleging that our trademarks or product offerings infringe proprietary rights held by them. From time to time we also receive claims and become a defendant in lawsuits alleging that our Internet marketing program and website operations infringe patents held by third parties. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering popular products or operating our business as planned. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third-party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

We may be subject to litigation proceedings that could adversely affect our business.

      In addition to the litigation risks mentioned above, it is possible that, in the course of our business, we could be subject to legal claims or proceedings involving consumer, employment, stockholder, contract or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could adversely affect our business. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have an adverse impact on our business, financial condition and operating results.

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

If we fail to meet the borrowing requirements under our loan and security agreement, we may be unable to obtain necessary short-term financing and if we default on a secured loan, material assets of ours could be subject to forfeiture.

      From time to time, we may experience the need to obtain funding to meet short-term cash requirements, such as the acquisition of inventory prior to our holiday selling season. We currently are party to a loan and security agreement which provides us with a revolving credit facility for the primary purpose of enabling us to satisfy any such funding needs. However, as is typical for agreements of this sort, the loan and security agreement requires us to meet certain financial conditions as a prerequisite to obtaining and maintaining loans thereunder and we can offer no assurances that we will be able to meet such conditions when a loan is needed or continue to meet such conditions when a loan is outstanding. If we are unable to meet the conditions for borrowing under our loan and security agreement when funds are required, we could be prevented from purchasing sufficient inventory to meet our revenue and profitability objectives or from meeting other payment obligations, which could have a material adverse effect on our business, financial condition and operating results. Further, if we were to breach such financial conditions while a loan is outstanding under the loan and security agreement, it could constitute a default under that agreement which could require immediate repayment of amounts owed under the agreement.

      Further, our obligations under the loan and security agreement are secured by substantially all of our tangible and intangible assets, including intellectual property. If we default under our loan and security agreement for any reason and are unable to cure the default pursuant to the terms of that agreement, our lenders could take possession of any or all of our assets in which they hold a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off our debts, which could materially harm our business.

      The loan and security agreement also contains a covenant that prohibits us from paying cash dividends to our stockholders.

We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

      We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. Since our inception, we have experienced negative cash flow from operations on a fiscal year basis and may experience negative cash flow from operations on a fiscal year basis in the future. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders would experience dilution of their ownership interests. We may also be subject to high interest rates or substantial restrictive covenants. Further, under the terms of our loan and security agreement, we are subject to certain contractual limitations with respect to raising additional capital during the term of that agreement. Any failure to obtain necessary capital on commercially reasonable terms could have severe consequences on our business. Further, an inability to obtain additional financing could require us to scale back, or fail to address opportunities for expansion or enhancement of, our operations.

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

      Although we ceased selling tobacco products in June 2006, we have been required to comply with a range of regulatory requirements, including age verification in connection with the sale of our tobacco products. If we have failed to comply with such regulations or are unable to properly identify the age of our purchasers, we could face substantial penalties and legal liability. Any inquiry or investigation from a regulatory authority could have a negative impact on our reputation and any liability claims could subject us to fines, mandatory damages or require us to spend significant time and money in litigation, any of which could adversely affect our business, financial condition and operating results.

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

      Additionally, under the terms of our loan and security agreement, we are subject to covenants that could restrict or place limitations on our ability to be acquired by another company during the term of the loan and security agreement, even if such acquisition would be beneficial to our stockholders.

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

      As of April 2, 2006, approximately 80% of our customer orders were placed through our website. Our long-term prospects therefore depend upon the general public’s increasing willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop into an effective and reliable tool for consumer purchases would seriously damage our future operations. Online commerce is a relatively new concept, and online purchases may decline or fail to increase as projected. The future of online commerce is uncertain, many online commerce companies have ceased operations in recent years and most existing online commerce companies have a relatively short operating history. If consumers are unwilling to use the Internet to purchase retail products, our business will be significantly harmed.

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

      We are subject to the same federal, state and local laws as other companies conducting business on the Internet, including consumer protection laws, user privacy laws and laws and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to our customers of our policies and practices regarding non-public personal information that we collect and use, including whether we share that information with third parties, must provide advance notice of any changes to our privacy policies and must inform our customers about how they can review and/or correct the non-public personal information we possess about them. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, consumer privacy, fraud, quality of products and services, taxation, advertising, adult-oriented content, defamation, intellectual property rights, identity theft and information security. Applicability of existing laws to the Internet relating to issues such as trademarks, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the recent federal law regulating the commercial use of e-mail (popularly known as “CAN-SPAM”), are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business, operating results and financial condition.

      In 2003, the California legislature enacted new sections of the Civil Code that require any company that does business in California and possesses computerized data, in unencrypted form, containing certain personal information about California residents to (i) provide prompt notice to such residents if that personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker and (ii) implement and maintain reasonable security procedures and practices to protect that information from unauthorized access, destruction, use, modification or disclosure. The law defines personal information as an individual’s name together with one or more of that individual’s social security number, driver’s license number, California identification card number, credit card number, debit card number, or bank account information, including any necessary passwords or access codes. In 2004, the California legislature enacted another new section of the Civil Code that requires any company that owns or licenses personal information about California residents to implement and maintain “reasonable security procedures and practices” to protect that information from unauthorized access, destruction, use, modification or disclosure. The law also requires that any company that discloses personal information about California residents to a nonaffiliated third party must require by contract that that party also implement and maintain “reasonable security procedures and practices.” As our customers, including California residents, generally provide information to us that is covered by this definition of personal information in connection with their purchases via our website, our business has been affected by these new laws. As a result, we will need to ensure that all computerized data containing the previously-described personal information is sufficiently encrypted or that we have implemented appropriate measures to protect the integrity and security of that information and to notify our California customers of any unauthorized access or misappropriation. In addition, the code section requiring us to implement and maintain “reasonable security procedures and practices” provides no guidelines as to what may be deemed reasonable but leaves that determination to future court cases. This introduces a considerable measure of uncertainty to our compliance efforts. Such measures will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by the new law, we could be subject to potential claims for damages and other remedies available to California residents whose information was improperly accessed or, under certain circumstances, the State of California could seek to enjoin our business operations until appropriate corrective actions have been taken. While we intend to comply fully with this law, we cannot assure you that we will be successful in avoiding all potential liability or disruption of business resulting from this law. If we were required to pay any significant amount of money in satisfaction of claims under this law, or any similar law enacted by another jurisdiction, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.

      Further, federal and state laws place restrictions on email marketing that could make it more difficult for us to acquire new customers, or to obtain repeat purchases from prior customers through inexpensive electronic marketing methods. The federal CAN-SPAM Act, for example, requires every commercial e-mail message to include an “opt-out” mechanism and requires all senders to comply with their recipients “opt out” requests. It also requires senders to label all commercial e-mail messages as advertisements or solicitations. These requirements may reduce the effectiveness of our e-mail marketing activities. If any current or future law requires us to eliminate or curtail our email marketing efforts, our ability to obtain new customers and increase revenues could be adversely affected or we could incur greater marketing costs, either of which could harm our business. While we intend to comply with applicable law regarding email marketing, there is no assurance that we will not incur fines or other liability as a result of an inadvertent violation of such a law. In addition, because our website is accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. We are qualified to do business only in California and Ohio at present. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business. Further, an important aspect of the new Internet-focused laws is that where federal legislation is absent, states have begun to enact consumer-protective laws of their own and these can vary significantly from state to state (and country to country). Thus, it is difficult for any company to be sufficiently aware of the requirements of all applicable state laws and it is also difficult or impossible for any company to comply fully with the sometimes inconsistent standards and requirements set by various states. In addition to the consequences that could result from violating one or more state laws (or the laws of any other country), the costs of attempting to comply could be considerable.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

      We are subject to increasing regulation relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. California has enacted several new laws that require all commercial website operators that collect personal information about California residents to adopt and post a privacy policy that meets certain specified criteria. Any failure to comply with this new law could subject us to civil penalties, injunctions, and/or lawsuits. As mentioned above, California enacted new sections of its Civil Code that require companies maintaining personal information about California residents to take reasonable measures to protect against identity theft and other unauthorized uses of such information and to notify California residents in the event that such information has been (or is likely to have been) misappropriated, inappropriately modified or destroyed. The new laws provide no standards for satisfactory compliance, so it is impossible to know for certain what steps the Company needs to take to comply with them. Compliance could require the Company to implement procedures that would require it to change the way it does business and such procedures may be expensive. In addition, several other states have enacted or proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would extend online privacy protections to adults. Moreover, legislation in the United States and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages and may otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Exploration of strategic opportunities could disrupt our operations and cause us to incur significant expenses.

      We recently engaged WR Hambrecht & Co as a financial advisor to assist our management team in exploring strategic alternatives to maximize stockholder value, including, but not limited to, the possible sale to, or merger of the business with, another entity offering strategic opportunities for growth of our business. However, there can be no assurance that the exploration of strategic alternatives will result in any transaction. Further, our engagement of a financial advisor, the exploration and evaluation of strategic opportunities and the work involved in any transaction that could result therefrom may distract our relatively lean management team from their day-to-day responsibilities, could disrupt the operation of our business and could cause us to incur significant expenses, including without limitation payments to advisors and service providers and expenses associated with holding any required meeting of stockholders and seeking requisite stockholder consent in connection with any such potential transaction, any of which could adversely affect our business, financial condition and operating results.

Item 1B.	Unresolved Staff Comments

      None.

Item 2.	Properties

      As of April 2, 2006, we leased approximately 28,000 square feet of office space in San Francisco, California for our corporate headquarters. Also, as of April 2, 2006, we leased approximately 240,000 square feet for our fulfillment and distribution center located in Lockbourne, Ohio and approximately 13,000 square feet for our customer sales and service center located in San Diego, California. The lease term for our fulfillment and distribution center expires in July 2006 and we currently intend to execute a one year extension to this lease. We believe these facilities will be sufficient for our needs for at least the next twelve months, although we can offer no assurances in this regard. For a discussion of risks related to our facilities, see “Item 1A — Risk Factors.”

      Our information technology systems are housed in a leased third-party facility in San Francisco, California which was moved from Santa Clara, California in July of 2005. Data is stored in a database that runs on a redundant server and storage array. We also have standby servers that can provide additional capacity as necessary. The facility hosting our servers provides redundant heating, ventilation, air conditioning, power and Internet connectivity. The redundant data center that we had in Cincinnati, Ohio is in the process of being eliminated. We currently plan to establish a failover system at our primary data center for all of our production systems during the second quarter of fiscal 2007, although we currently believe that this will not occur prior to the elimination of the Cincinnati, Ohio facility. There can be no assurances that we will accomplish this task in this timeframe or at all. For a discussion of the risks related to disruption in services at our third-party facility in San Francisco and Ohio and other facility-related risks, see “Item 1A — Risk Factors.”

Item 3.	Legal Proceedings

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

      There were no matters submitted to a vote of security holders during the fourth quarter of the 2006 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock began trading on the Nasdaq National Market System on September 25, 2003 under the symbol REDE. The following table sets forth the high and low closing prices for the periods indicated.

Fiscal 2005	High	Low

1st Quarter	$10.80	$8.17

2nd Quarter	$8.92	$6.83

3rd Quarter	$13.70	$8.30

4th Quarter	$17.05	$7.40

Fiscal 2006	High	Low

1st Quarter	$10.86	$7.69

2nd Quarter	$10.98	$9.55

3rd Quarter	$12.98	$10.00

4th Quarter	$10.94	$9.05

      On June 21, 2006, the closing sales price of our common stock on the Nasdaq National Market System was $9.99.

      On September 24, 2003, a Registration Statement on Form S-1 (Commission File No. 333-106120) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The net proceeds to us from the offering were approximately $29.0 million after deducting underwriting discounts of $1.8 million. We used approximately $1.5 million of the net proceeds for fees related to the offering (excluding banker fees). Since the initial public offering, we have used approximately $9.3 million for purchases of property and equipment. We have used and continue to use the net proceeds to fund our working capital requirements throughout the year.

Stockholders

      The number of stockholders of record as of June 21, 2006 was approximately 267. This number excludes beneficial owners whose stock is held in nominee or street name.

Dividend Policy

      We have never declared nor paid, and do not currently intend to pay, a cash dividend on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our loan and security agreement contains a covenant that prohibits us from paying cash dividends, see also “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Equity Compensation Plan Information

      The information required by this Item regarding equity compensation plans will be set forth in the section with the caption “Equity Compensation Plan Information” in our definitive proxy statement. This information is incorporated herein by reference.

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

	Year Ended

	April 2,	April 3,	March 28,	March 30,	March 31,
	2006	2005	2004	2003	2002

	(In thousands, except per share data)

Statements of Operations Data:

Net revenues	$113,175	$101,418	$79,308	$70,059	$55,778

Cost of sales	55,279	48,694	39,594	36,577	31,446

Gross profit	57,896	52,724	39,714	33,482	24,332

Operating expenses:

Fulfillment	16,092	15,631	12,206	10,769	9,030

Marketing	26,284	24,425	16,680	15,280	13,411

General and administrative	21,462	17,894	15,677	14,598	15,423

Total operating expenses	63,838	57,950	44,563	40,647	37,864

Loss from operations	(5,942)	(5,226)	(4,849)	(7,165)	(13,532)

Interest income	567	352	170	160	459

Interest expense	(247)	(279)	(449)	(706)	(1,036)

Net loss	$(5,622)	$(5,153)	$(5,128)	$(7,711)	$(14,109)

Net loss per share — basic and diluted	$(0.62)	$(0.59)	$(1.16)	$(24.48)	$(53.04)

Weighted average shares outstanding — basic and diluted	9,007	8,749	4,422	315	266

	As of

	April 2,	April 3,	March 28,	March 30,	March 31,
	2006	2005	2004	2003	2002

	(In thousands)

Balance Sheet Data:

Cash and cash equivalents	$3,277	$4,807	$2,653	$4,997	$4,910

Working capital	19,435	23,038	27,638	7,179	483

Total assets	40,977	46,268	45,176	22,126	18,482

Capital lease obligations	448	869	1,412	1,775	477

Total indebtedness	—	—	—	1,123	6,000

Mandatorily redeemable convertible preferred stock	—	—	—	82,556	68,410

Stockholders’ equity (deficit)	$25,990	$30,034	$33,917	$(71,451)	$(64,191)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with other sections of this Annual Report on Form 10-K, including Item 1 of Part 1, “Business”, Item 6 of Part II, “Selected Financial Data” and Item 8 of Part II, “Financial Statements and Supplementary Data.”

Forward-Looking Statements

      This report, together with the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including without limitation projections regarding future performance. Such statements are based upon current expectations and involve risks and uncertainties. Any statements contained in this report that are not purely statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements may include but are not limited to statements regarding our future operations and enhancements, product offerings, business, financial condition, results of operations and prospects. Additionally, statements concerning possible changes in applicable rules or legislation are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimate,” “may,” “might,” “should,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All forward-looking statements in this report are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Actual results and the timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those set forth above in this report under “Item 1A — Risk Factors,” and elsewhere in this report, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

      RedEnvelope is a branded online retailer of upscale gifts, dedicated to helping its predominantly female customers celebrate and nurture their most important relationships with unique gifts and unequalled gift-giving experiences. RedEnvelope offers an extensive and fresh collection of imaginative and original gifts through our catalog, web store and phone store. Our in-house design team creates unique proprietary products, and our merchants source unique products domestically and from various parts of the world and often commission artists and vendors to create exclusive gifts. Through our web store, www.redenvelope.com, customers can search for gifts by recipient, occasion, gift category and price point. We also publish our full-color catalog several times a year.

      The fiscal year 2006 was a 52-week year and fiscal year 2005 was a 53-week year. In fiscal year 2006, our net revenues increased 11.6% from $101.4 million in fiscal year 2005 to $113.2 million. Our net loss for fiscal 2006 was $5.6 million compared to $5.2 million in the prior fiscal year. We increased our circulation of catalogs in fiscal 2006 by 19.3% and experienced growth of 10.5% in revenues from customers who received our catalogs or emails. In fiscal 2006, online revenue grew 23.6% through our various search and affiliate sources. Our customer file grew 24.7% in fiscal 2006 to 2.9 million names. The only area of revenue decline was the revenues from customers that order directly through our web store without any apparent connection to one of our marketing programs.

      While we achieved revenue growth of 11.6% in fiscal 2006 and shipped orders grew 10.1%, our average revenue per order only increased 1.4% reflecting the impact of discounted shipping offered during the holiday season, as well as a shift in product mix. This resulted in a slight decrease in gross margins from 52.0% in fiscal year 2005 to 51.2% in fiscal 2006. In fiscal 2007, we will be focusing on improving our shipping margins in an effort to increase our overall gross margin percent.

      Our fulfillment expenses as a percentage of net revenues decreased from 15.4% in fiscal 2005 to 14.2% in fiscal 2006 due to improved efficiencies in warehouse management, as well as our ability to leverage fixed costs across higher net revenues.

      Marketing spending focused on increased online marketing and catalog campaigns, public relations and market research, and reduced outdoor and print advertising campaigns in fiscal 2006. This resulted in a slight increase in dollars however marketing expenses as a percentage of net revenues decreased from 24.1% in fiscal 2005 to 23.2% in fiscal 2006.

      Our general and administrative expenses increased in dollars and as a percentage of net revenues primarily due to leadership transition costs of $1.5 million which were incurred in the fourth quarter of 2006, as well as increased personnel and recruiting costs over the prior fiscal year.

      For fiscal year 2007, we intend to achieve realistic growth by focusing our attention on the relationship-building essence of gift-giving, simplifying our business, and executing with excellence. We also currently plan to evaluate and test new off-line and on-line channels for efficient new customer acquisitions. We currently believe that continued focus in these areas will allow us to demonstrate and build a stable operational and financial foundation that will enable us to achieve a loss for fiscal year 2007 of approximately $2.0 million to $2.5 million. This projection includes our current estimate that the adoption of SFAS 123(R) will result in stock option compensation expenses of approximately $2.0 million to $2.5 million in fiscal year 2007, although actual results may differ due to differences and changes in components of the expense calculation during the fiscal year. For discussion of the requirements of SFAS 123(R), see “Recently Issued Accounting Standards” below under this Item 7 and Note 1 to our Financial Statements in Item 8 of this report under the heading “New Accounting Pronouncements.”

      Although we are committed to our strategic initiatives, there are inherent risks associated with our business that may present challenges for us in the future and could prevent us from achieving our intended results within anticipated timelines or at all. We have outlined currently identified risks within the “Item 1A — Risk Factors” section of this Annual Report on Form 10-K.

Results of Operations

      The following table sets forth our statements of operations data expressed as a percentage of net revenues for the past three fiscal years. Our fiscal year is based on a 52 or 53-week year. The fiscal year ends on the Sunday closest to March 31. The fiscal year 2005 was a 53-week year and both fiscal year 2006 and 2004 were 52-weeks.

	Year Ended

	April 2,	April 3,	March 28,
	2006	2005	2004

	(As percentage of net revenues)

Statements of Operation Data:

Net revenues	100.0%	100.0%	100.0%

Cost of sales	48.8	48.0	49.9

Gross profit	51.2	52.0	50.1

Operating expenses:

Fulfillment	14.2	15.4	15.4

Marketing	23.2	24.1	21.0

General and administrative	19.0	17.6	19.8

Total operating expenses	56.4	57.1	56.2

Loss from operations	(5.2)	(5.1)	(6.1)

Interest income (expense), net	0.2	0.0	(0.4)

Net (loss)	(5.0)%	(5.1)%	(6.5)%

Comparison of Years Ended April 2, 2006 and April 3, 2005

Net Revenues

      Net revenues are comprised of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for delivering the product. Our gift-wrap revenue consists of amounts we charge our customers for our signature red gift boxes.

      Net revenues were $113.2 million and $101.4 million for fiscal 2006 and 2005, respectively, representing an 11.6% increase. The increase was mainly attributable to increased demand for our products resulting from additional marketing efforts through our online marketing and catalog campaigns. Online revenue, through search, portals, and affiliates, grew 23.6% over the prior year. Revenues from customers who received our catalogs or emails grew 10.5% over the prior year largely as a result of a 19.3% increase in the circulation of catalogs over the prior year. We currently expect this trend of slower growth in our catalog channel to continue. These increases were slightly offset by a decline in revenues from customers that order directly through our web store without any apparent connection to our catalog, online, email, or corporate marketing activities. Overall, during fiscal 2006, shipped orders grew 10.1% but average revenue per order increased 1.4% reflecting the impact of discounted shipping offered during the fiscal 2006 holiday season, as well as a shift in product mix. As of April 2, 2006, we had approximately 2.9 million customers, representing an increase of approximately 574,000 customers over fiscal 2005.

Cost of Sales

      Cost of sales consists of the cost of the product sold, inbound and outbound freight costs and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment.

      Cost of sales were $55.3 million and $48.7 million for fiscal 2006 and 2005, respectively, representing 48.8% and 48.0% of net revenues, respectively. The 13.6% increase in cost of sales was mainly attributable to the 11.6% increase in net revenues. The increase in cost of sales as a percentage of net revenues was primarily attributable to the discounted shipping offered during the fiscal 2006 holiday season. Also contributing to the increase is a $329,000 out-of-period adjustment recorded in fiscal 2005 to correct an overstatement in an inventory-related component of our accounts payable liability which reduced cost of sales for that period.

Operating Expenses

      Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer sales and service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred at our distribution center and customer sales and service facility.

      Fulfillment expenses were $16.1 million and $15.6 million for fiscal 2006 and 2005, respectively, representing 14.2% and 15.4% of net revenues, respectively. The 3.2% increase in dollars reflects an increase in temporary staff and other variable costs at both the fulfillment center and customer sales and service center which directly support the 10.1% increase in the number of orders shipped and the 11.6% increase in net revenues. As a percentage of net revenues, the decrease was primarily due to improved efficiencies in warehouse management, as well as our ability to leverage fixed costs across higher net revenues. During fiscal 2005, we revised our materials handling processes, implemented new warehouse management software and effected management changes at the fulfillment center. We believe that these changes allowed us to realize these improved efficiencies in fiscal 2006. If we are unable to continue to improve the efficiency of the fulfillment process or if we are unable to service the higher order volumes we anticipate in fiscal year 2007, our business and operating results could be materially harmed.

      Marketing. Marketing expenses consist primarily of online and catalog programs as well as public relations, other promotional expenditures, and advertising.

      Marketing expenses were $26.3 million and $24.4 million for fiscal 2006 and 2005, respectively, representing 23.2% and 24.1% of net revenues, respectively. The increase in dollars was primarily attributable to additional spending in our online marketing and catalog campaigns, public relations and market research, which were partially offset by reduced spending on our traditional outdoor and print advertising campaigns. The catalog circulation increased by 19.3% in fiscal year 2006, with the portion of the circulation focused on prospecting remaining consistent with fiscal year 2005. If we are unsuccessful in generating sufficient revenues through these marketing vehicles, our operating results will be adversely affected.

      General and Administrative. General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer sales and service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.

      General and administrative expenses were $21.5 million and $17.9 million for fiscal 2006 and 2005, respectively, representing 19.0% and 17.6% of net revenues, respectively. The increase in dollars and as a percentage of net revenues was primarily due to approximately $1.5 million of leadership transition costs (including severance, relocation benefits, recruiting fees and the grant of restricted stock to Mr. Constable) incurred in the fourth quarter of fiscal 2006, as well as increased personnel and recruiting costs over the prior fiscal year. In addition, software licenses, software maintenance and depreciation expense increased due to capital expenditures made in software equipment and facilities in the prior year and current year. The regulatory requirements associated with being a public company, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and compliance with SFAS No. 123(R), will likely increase our accounting, consulting and legal expenses. In addition, compliance with SFAS No. 123(R) will result in significantly larger stock compensation expense in fiscal 2007. We anticipate the increase in stock compensation expense to be approximately $2.0 million to $2.5 million over fiscal 2006. Actual results may differ, however, due to differences and changes in components of the expense calculation during the 2007 fiscal year.

Other Income and Expenses

      Interest Income. Interest income was $0.6 million and $0.4 million for fiscal years 2006 and 2005, respectively. The increase is due to a higher return on short-term investments.

      Interest Expense. Interest expense was $0.2 million and $0.3 million for fiscal years 2006 and 2005, respectively, primarily representing debt acquisition cost amortization and interest on capital lease obligations.

      Income Taxes. As of April 2, 2006, we had $81.5 million of net operating loss carryforwards, which may be impaired or limited in certain circumstances. We are currently carrying these deferred tax assets, consisting primarily of net operating loss carryforwards, at a value of zero because of the uncertainty regarding their realizability. See Note 5 to the Financial Statements for details regarding our net operating loss carryforwards, including their expiration.

Comparison of Years Ended April 3, 2005 and March 28, 2004

Net Revenues

      Net revenues were $101.4 million and $79.3 million for fiscal 2005 and 2004, respectively, representing a 27.9% increase. The increase was mainly attributable to increased demand for our products resulting from additional marketing efforts through our online marketing, catalog, and advertising campaigns. Online revenue, through search, portals, and affiliates, grew 31% over the prior year. Revenues from customers who received our catalogs grew 36% over the prior year largely as a result of a 35% increase in the circulation of catalogs over the prior year. These increases were slightly offset by a decline in revenues from customers that order directly through our web store without any apparent connection to our catalog, online, email, or corporate marketing activities. Overall, during fiscal 2005, the company experienced a 23% increase in orders over the prior year and a 5% increase in revenue per order.

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

Cost of Sales

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

      In the fourth quarter of fiscal 2005, the Company’s cost of sales were decreased by a $650,000 out-of-period adjustment to correct an overstatement in an inventory-related component of its accounts payable liability. This adjustment included a decrease to cost of sales of $329,000 associated with fiscal years prior to fiscal 2005.

Operating Expenses

      Fulfillment. Fulfillment expenses were $15.6 million and $12.2 million for fiscal 2005 and 2004, respectively, representing 15.4% of net revenues in both periods. The 27.9% increase in dollars was primarily attributable to the 23% increase in the number of orders and the resulting increase in labor costs incurred at our distribution center during the third quarter of fiscal 2005. During the third quarter of fiscal 2004, delays in the fulfillment process at our fulfillment center required us to incur additional expenses for more seasonal and temporary employees and more overtime costs than we had anticipated. We believe that we made only modest improvements in efficiencies during fiscal 2005 because we were cautious in preparing for the holiday season and staffed generously in order to meet demand with a high level of accuracy. During fiscal 2005, we revised our materials handling processes, implemented new warehouse management software and effected management changes at the fulfillment center.

      Marketing. Marketing expenses were $24.4 million and $16.7 million for fiscal 2005 and 2004, respectively, representing 24.1% and 21.0% of net revenues, respectively. The increase in dollars and as a percentage of net revenues was primarily due to the $4.5 million spent on traditional outdoor and print advertising in the third and fourth quarters of fiscal year 2005 as well as market research studies conducted in the first quarter of fiscal year 2005 and the cost of increased catalog circulation. The catalog circulation increased by 35% in fiscal year 2005, while the portion of the circulation focused on prospecting decreased modestly from fiscal year 2004.

      General and Administrative. General and administrative expenses were $17.9 million and $15.7 million for fiscal 2005 and 2004, respectively, representing 17.6% and 19.8% of net revenues, respectively. The increase in dollars was primarily due to training and consulting fees related to our software and systems implementation projects, higher salaries due to additional employees hired as well as higher costs associated with being a public company, including those costs associated with our 2004 Annual Meeting of Stockholders. The decrease in expenses as a percentage of net revenues was primarily due to the allocation of these costs over a higher revenue base.

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

      Cash Flows From Operating Activities — Net cash flows used in operating activities were $7.3 million, $3.7 million and $0.7 million for fiscal 2006, 2005 and 2004, respectively. Net cash used in operating activities in fiscal year 2006 resulted primarily from the $5.6 million net loss and a $5.6 million increase in inventory offset by $3.1 million in depreciation expense. The increase in inventory is primarily a result of purchases made at the end of fiscal 2006 of core items which will be an integral part of our merchandise assortment through the fiscal 2007 holiday season. Net cash used in operating activities in fiscal year 2005 resulted primarily from the $5.2 million net loss offset by the $2.8 million in depreciation expense. There was an increase in our accrued expenses in fiscal year 2005 in line with inventory growth associated with the Company’s 28% increase in revenue. Net cash used in operating activities in fiscal year 2004 resulted primarily from the $5.1 million net loss offset by the $2.5 million in depreciation expense and other changes in working capital.

      Cash Flows From Investing Activities — Net cash flows provided by investing activities were $5.2 million and $5.3 million for fiscal 2006 and 2005, respectively, and net cash flows used in investing activities was $27.0 million for fiscal 2004. Net cash provided by investing activities in fiscal 2006 and 2005 resulted from maturities of investments, offset somewhat by capital expenditures for property and equipment. During fiscal 2006, we spent $2.4 million for various investments in management systems, our call center and fulfillment center. Tenant improvements in the call center of approximately $0.8 million resulted in better visibility and space utilization of our existing facility as well as an increase in seasonal workstations, an improved training room and an expanded phone system and new data network. We are currently planning various investments in our website and inventory planning systems, call center and fulfillment center in fiscal 2007 which may range between approximately $3.0 million to $3.5 million. We currently believe these investments will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These capital expenditures may result in an increase in our depreciation expense. Although we believe these estimates on expenditures which could adversely affect our business to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater. In fiscal 2004, uses of cash flow for investing activities were for purchases of investments as well as capital expenditures for property and equipment.

      Cash Flows From Financing Activities — Net cash flows provided by financing activities were $0.6 million, $0.6 million and $25.4 million for fiscal years 2006, 2005, and 2004, respectively. For fiscal years 2006 and 2005, net cash flows from financing activities consisted of proceeds from the issuance of stock which were offset by payments on capital lease obligations. For fiscal year 2004, net cash provided by financing activities consisted of the net proceeds from our initial public offering whereby we sold 2.2 million shares of our common stock at $14 per share and received net proceeds of approximately $29.0 million (after underwriter’s discount expenses of $1.8 million) slightly offset by payments on an existing line of credit as well as a $1.1 million repayment of a loan and our initial public offering related expenses of approximately $1.5 million.

      Revolving Credit Facility — As of April 2, 2006 we had in place a revolving credit facility with a lender under which we had no borrowings. This revolving credit facility expired on June 13, 2006. On June 26, 2006, we signed a loan and security agreement with a different lender, which provides us with a revolving credit facility, the terms of which are described more fully in Note 6 to the financial statements contained in this report.

      We currently believe that the cash currently on hand and the cash available to us through our credit facility will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash generated from operations and cash available to us through our credit facility to fund operations and capital expenditures. Additionally, equity and or additional debt financing may need to be obtained to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital would have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. For a discussion of these and other risks related to our capital resources, see “Item 1A — Risk Factors.”

Contractual Obligations

      The following table summarizes significant contractual obligations as of April 2, 2006:

	Payments Due by Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(In thousands)

Capital leases	$487	$334	$143	$10	$—

Operating leases	3,189	1,069	1,611	509	—

Purchase obligations	6,902	6,869	33	—	—

Total	$10,578	$8,272	$1,787	$519	$—

      Capital Leases — Our $0.5 million of capital lease obligations consist of equipment used at our fulfillment center and purchased software. The terms of these leases extends into our fiscal year 2010. At the end of the equipment lease term, we have the option to purchase the equipment for $1.

      Operating Leases — At April 2, 2006, we had operating lease obligations of approximately $3.2 million. Our operating lease obligations primarily consist of payments related to properties that we occupy for our headquarters, customer sales and service center and fulfillment center. The lease terms expire in December 2009, March 2010 and July 2006, respectively. We currently intend to exercise our first option to renew our operating lease for our fulfillment center which will then expire in July 2007.

      Purchase Obligations — Amounts represent estimated commitments at April 2, 2006 to purchase inventory and other goods and services in the normal course of business to meet operational requirements. These obligations are expected to be paid in future periods as stated in the table.

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

      Revolving Credit Facility — As of April 2, 2006 we had in place a revolving credit facility with a lender, which expired on June 13, 2006. On June 26, 2006, we signed a loan and security agreement with a different lender, which provides us with a revolving credit facility, the terms of which are described more fully in Note 6 to the financial statements contained in this report.

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

      Revenue recognition. We derive our revenues from product sales to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer, and defer any payments we receive prior to the date we estimate the customer has received the goods. We use our third-party freight carrier information as a basis for determining when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. In particular, our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $0.4 million and $0.5 million as of April 2, 2006 and April 3, 2005, respectively.

      Shipping and Handling Costs. Shipping costs, which include inbound and outbound freight costs and the cost of gift-wrap, are included in cost of sales. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004 were $6.9 million, $6.7 million and $4.6 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or to operating expenses, resulting in higher gross profit.

      Inventory. Inventories are stated at the lower of cost or market with costs based on the first-in-first-out method. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. Specific provisions are recorded in the event the cost of the inventory exceeds the fair market value. We also estimate a reserve for expected inventory shrinkage based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count. In addition, we estimate a reserve for damaged inventory based on historical realizable values. The inventory reserves increased from $0.8 million as of April 3, 2005 to $1.4 million as of April 2, 2006 as a result of higher quantities of inventory on hand.

      Accounting for income taxes. Management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of April 2, 2006, we had recorded a full valuation allowance of $30.5 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses as well as other limitations that include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

      Stock-based compensation. We account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized in the financial statements for stock options. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” however, requires the disclosure of pro forma net earnings and earnings per share as if we had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Under the terms of SFAS 123(R), the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS 123(R) requires that fair value be estimated using an option pricing model that takes into account at least the following items — the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest. Upon adoption of SFAS 123(R), compensation cost will be recognized for any unvested awards that were granted prior to the date of adoption using the same estimate of the grant-date fair value used to determine the pro forma disclosures under SFAS 123. The statement is effective for the Company at the beginning of fiscal 2007 and the adoption of SFAS 123(R) will result in an anticipated increase in equity compensation expense of approximately $2.0 million to $2.5 million in fiscal 2007. However, the actual equity compensation expense may differ, perhaps materially, due to differences and changes in components of the calculation during the 2007 fiscal year including, without limitation, our rate of hiring in fiscal 2007, the amount of equity awards granted in fiscal 2007, the terms of these awards, and the fair value of our common stock during fiscal 2007.

      In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting For Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143”, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted the provisions of FIN 47 as of the end of fiscal 2006. The adoption of this Interpretation did not have an impact on our consolidated financial position, results of operations or cash flows.

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

      The following table lists our cash and cash equivalents and short-term investments at April 2, 2006:

(In thousands)

Cash and cash equivalents	$3,277

Short-term investments	6,762

Total	$10,039

      If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.

      Foreign Currency Risk We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are generally denominated in U.S. dollars. As of April 2, 2006, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RedEnvelope, Inc.:

      We have audited the accompanying balance sheets of RedEnvelope, Inc. (the “Company”) as of April 2, 2006 and April 3, 2005, and the related statements of operations, stockholders’ equity/ (deficit), and cash flows for each of the three years in the period ended April 2, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects, the financial position of RedEnvelope, Inc. as of April 2, 2006 and April 3, 2005, and the results of its operations and its cash flows for each of the three years in the period ended April 2, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

June 29, 2006

RedEnvelope, Inc.

BALANCE SHEETS

	April 2,	April 3,
	2006	2005

	(In thousands, except
	share data)

ASSETS

Current assets:

Cash and cash equivalents	$3,277	$4,807

Short-term investments	6,762	14,356

Accounts receivable, net	1,054	992

Inventory, net	19,690	14,048

Prepaid catalog costs and other current assets	2,793	3,905

Total current assets	33,576	38,108

Property and equipment, net	7,255	7,587

Other assets	146	573

Total assets	$40,977	$46,268

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$9,759	$11,230

Accrued expenses and other current liabilities	2,699	2,268

Accrued compensation	1,371	993

Capital lease obligations, current	312	579

Total current liabilities	14,141	15,070

Capital lease obligations, long-term	136	290

Deferred rent	710	874

Total liabilities	$14,987	$16,234

Stockholders’ equity:

Common stock, $0.01 par value; 100 million shares authorized; 9.3 million and 8.9 million issued and outstanding as of April 2, 2006 and April 3, 2005, respectively	94	90

Additional paid-in capital	116,739	113,831

Deferred compensation	(1,372)	(43)

Notes receivable from stockholders	(44)	(44)

Accumulated deficit	(89,427)	(83,805)

Accumulated other comprehensive income	—	5

Total stockholders’ equity	25,990	30,034

Total liabilities and stockholders’ equity	$40,977	$46,268

See accompanying notes to these financial statements.

RedEnvelope, Inc.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	April 2,	April 3,	March 28,
	2006	2005	2004

	(In thousands, except per share data)

Net revenues	$113,175	$101,418	$79,308

Cost of sales	55,279	48,694	39,594

Gross profit	57,896	52,724	39,714

Operating expenses:

Fulfillment	16,092	15,631	12,206

Marketing	26,284	24,425	16,680

General and administrative	21,462	17,894	15,677

Total operating expenses	63,838	57,950	44,563

Loss from operations	(5,942)	(5,226)	(4,849)

Interest income	567	352	170

Interest expense	(247)	(279)	(449)

Net loss	$(5,622)	$(5,153)	$(5,128)

Net loss per share — basic and diluted	$(0.62)	$(0.59)	$(1.16)

Weighted average shares outstanding — basic and diluted	9,007	8,749	4,422

See accompanying notes to these financial statements.

RedEnvelope, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A						Notes
	Preferred		Common Stock		Additional		Receivable
					Paid-In	Deferred	from	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholder	Deficit

Balance at March 30, 2003	627	953	337	4	1,322	(162)	(44)	(73,524)

Exercise of common stock options	—	—	51	—	239	—	—	—

Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	2,200	22	27,419	—	—	—

Conversion of preferred stock to common stock in connection with initial public offering	(627)	(953)	5,956	60	83,444	—	—	—

Stock compensation charge	—	—	—	—	9	—	—	—

Recognition of deferred stock compensation	—	—	—	—	693	(693)	—	—

Amortization of deferred stock compensation	—	—	—	—	—	260	—	—

Reversal of deferred compensation	—	—	—	—	(398)	398	—	—

Unrealized (loss) on available for sale investments	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	(5,128)

Comprehensive loss

Balance at March 28, 2004	—	—	8,544	86	112,728	(197)	(44)	(78,652)

Exercise of common stock options	—	—	302	4	1,123	—	—	—

Exercise of common stock warrants	—	—	22	—	—	—	—	—

ESPP Distribution			15		110

Unrealized gain/(loss)	—	—	—	—	—	—	—	—

Issuance of warrants w/loan	—	—	11	—	—	—	—	—

Amortization of deferred stock compensation	—	—	—	—	—	24	—	—

Reversal of deferred compensation	—	—	—	—	(130)	130	—	—

Net loss	—	—	—	—	—	—	—	(5,153)

Comprehensive loss

Balance at April 3, 2005	—	—	8,894	90	113,831	(43)	(44)	(83,805)

Exercise of common stock options	—	—	213	2	1,104	—	—	—

ESPP Distribution	—	—	18	—	137	—	—	—

Unrealized gain/(loss)	—	—	—	—		—		—

Amortization of deferred stock compensation	—	—	—	—	—	503	—	—

Reversal of deferred compensation	—	—	—	—	(26)	26	—	—

Issuance of Restricted Stock Award	—	—	200	2	1,858	(1,858)	—	—

Repurchase of Restricted Stock	—	—	(18)	—	(165)	—	—	—

Net loss	—	—	—	—	—	—	—	(5,622)

Comprehensive loss

Balance at April 2, 2006	—	—	9,307	$94	$116,739	$(1,372)	$(44)	$(89,427)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other	Stockholders’
	Comprehensive	Equity/	Comprehensive
	Income/(Loss)	(Deficit)	Loss

Balance at March 30, 2003	—	(71,451)	—

Exercise of common stock options	—	239	—

Issuance of common stock in connection with initial public offering, net of issuance costs	—	27,441	—

Conversion of preferred stock to common stock in connection with initial public offering	—	82,551	—

Stock compensation charge	—	9	—

Recognition of deferred stock compensation	—	—	—

Amortization of deferred stock compensation	—	260	—

Reversal of deferred compensation	—	—	—

Unrealized (loss) on available for sale investments	(4)	(4)	$(4)

Net loss	—	(5,128)	(5,128)

Comprehensive loss			$(5,132)

Balance at March 28, 2004	(4)	33,917	—

Exercise of common stock options	—	1,127	—

Exercise of common stock warrants	—	—	—

ESPP Distribution		110

Unrealized gain/(loss)	9	9	$9

Issuance of warrants w/loan	—	—	—

Amortization of deferred stock compensation	—	24	—

Reversal of deferred compensation	—	—	—

Net loss		(5,153)	(5,153)

Comprehensive loss			$(5,144)

Balance at April 3, 2005	5	30,034

Exercise of common stock options	—	1,106	—

ESPP Distribution	—	137	—

Unrealized gain/(loss)	(5)	(5)	$(5)

Amortization of deferred stock compensation	—	503	—

Reversal of deferred compensation	—	—	—

Issuance of Restricted Stock Award	—	2	—

Repurchase of Restricted Stock	—	(165)	—

Net loss	—	(5,622)	(5,622)

Comprehensive loss			$(5,627)

Balance at April 2, 2006	$—	$25,990

See accompanying notes to these financial statements.

RedEnvelope, Inc.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	April 2,	April 3,	March 28,
	2006	2005	2004

	(In thousands)

Cash Flows From Operating Activities:

Net loss	$(5,622)	$(5,153)	$(5,128)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,119	2,820	2,523

Amortization of deferred stock compensation	503	24	260

Loss on disposal of property and equipment	217	61	—

Other non-cash charges	(29)	312	200

Changes in operating assets and liabilities:

Accounts receivable	(62)	63	(769)

Inventory	(5,642)	(4,439)	107

Prepaid catalog and other assets	1,401	(2,073)	(327)

Accounts payable	(677)	4,505	251

Accrued expenses and other current liabilities	(545)	142	2,142

Net cash used in operating activities	(7,337)	(3,738)	(741)

Cash Flows From Investing Activities:

Maturities of short-term investments	61,664	37,459	1,000

Purchases of short-term investments	(54,075)	(27,244)	(25,571)

Purchases of property and equipment	(2,367)	(4,957)	(2,441)

Net cash provided by (used in) investing activities	5,222	5,258	(27,012)

Cash Flows From Financing Activities:

Proceeds from issuance of stock	1,245	1,233	239

Principal payments on capital lease obligations	(660)	(599)	(733)

Repayment of loan	—	—	(1,123)

Payment of loan costs and other	—	—	(415)

Payment of IPO costs	—	—	(1,511)

IPO proceeds	—	—	28,952

Net cash provided by financing activities	585	634	25,409

Net (decrease) increase in cash and cash equivalents	(1,530)	2,154	(2,344)

Cash and cash equivalents at beginning of period	4,807	2,653	4,997

Cash and cash equivalents at end of period	$3,277	$4,807	$2,653

Supplemental Cash Flow Information:

Cash paid for interest	$109	$142	$240

Cash paid for income taxes	1	1	1

Supplemental Non cash Investing and Financing Activities:

Property improvements paid by landlord	—	700	—

Equipment acquired through capital lease transactions	311	57	393

Conversion of preferred stock to common stock	$—	$—	$83,504

See accompanying notes to these financial statements.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

      Description of Business — RedEnvelope, Inc. (the “Company”) is a branded online retailer of upscale gifts. The Company offers an extensive and fresh collection of imaginative, original gifts through its web store and also publishes full-color catalogs several times during the year. The Company operates as a single business segment.

      Fiscal Year — The Company’s fiscal year ends on the Sunday closest to March 31, based on a 52/53-week year. Fiscal year 2005, which ended on April 3, 2005, was a 53-week period. Fiscal years 2006 and 2004, both 52-week periods, ended on April 2, 2006 and March 28, 2004, respectively.

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

      Short-term Investments — The Company’s Short-term Investments are considered available-for-sale securities, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investment objectives include: preserving principal, meeting liquidity needs, delivering yields in relationship to risk tolerance and market conditions, avoiding inappropriate concentrations of investments, and providing direct fiduciary control of all cash and investments. Unrealized short-term investments gains and losses are reflected as a net amount under the caption of accumulated other comprehensive loss within the statements of stockholders’ equity/(deficit). Realized gains and losses are recorded within the statements of operations. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

      Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, marketable debt securities and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company’s accounts receivable are generally derived from credit card purchases from customers and are typically settled within two to three days.

      Allowance for Doubtful Accounts — The Company reviews the aging of its accounts receivable balances to specifically identify accounts for uncollectibility.

      Inventory. Inventories consist of acquired finished goods for resale. Inventories are stated at the lower of cost or market with costs based on the first-in-first-out method. The Company estimates a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. Specific provisions are recorded in the event the cost of the inventory exceeds the fair market value. In addition, we estimate a reserve for expected inventory shrinkage based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count. The inventory reserves were $1.4 million and $0.8 million as of April 2, 2006 and April 3, 2005, respectively.

      Prepaid Catalog Costs — Prepaid catalog costs consist of third-party costs including paper, printing, postage, production and mailing costs for all Company direct response catalogs. These costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit which generally does not exceed three months. This amortization is based upon the portion of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Prepaid catalog costs are evaluated for realizability at

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

each reporting period. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. At April 2, 2006 and April 2, 2005, the Company had prepaid catalog costs of $1.4 million and $2.1 million, respectively, recorded as prepaid catalog costs and other current assets.

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

      Valuation of Long-Lived Assets — Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate the net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows from use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. Our estimate of undiscounted future cash flows is based upon our experience, historical operations, estimates of future profitability and economic conditions.

      Revenue recognition — The Company derives revenues from product sales to consumers and businesses. Generally, payment by credit card is required prior to shipment. The Company’s policy is to recognize revenue on the date on which the product has been received by the customer, and defer any payments received prior to the date on which the customer has received the goods. The Company uses third-party freight carrier information as a basis for determining when delivery has occurred.

      Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. The Company’s policy is to record a sales return allowance for anticipated future returns in the period of sale. The Company generally does not extend credit to customers, except through third-party credit cards and for Business Gifts Services corporate customers.

      Shipping and Handling Costs — Shipping costs, which include inbound and outbound freight costs and the cost of gift wrap, are included in Cost of Sales. Handling costs, which include fulfillment center expenses, are included in Operating Expenses — Fulfillment. Handling costs included in Operating Expenses — Fulfillment for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004 were $6.9 million, $6.7 million and $4.6 million, respectively. The Company’s gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or to operating expenses, resulting in higher gross profit.

      Provision for Sales Returns and Allowances — The provision for sales returns and allowances consists of our estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Actual returns may differ materially from our estimated reserve, which could adversely affect our operating results and financial condition in future periods.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of changes in the Reserve for Sales Returns and Allowances is as follows:

	Balance at	Provision for	Actual	Balance at
	Beginning	Sales Returns	Returns and	End of
	of Period	and Allowances	Allowances	Period

	(In thousands)

Year Ended April 2, 2006 Sales Returns and Allowances	$501	$4,552	$(4,623)	$430

Year Ended April 3, 2005 Sales Returns and Allowances	$181	$4,862	$(4,542)	$501

Year Ended March 28, 2004 Sales Returns and Allowances	$140	$4,767	$(4,726)	$181

      Advertising Expense — The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized either in accordance with the actual number of clicks-through to the RedEnvelope website or on a straight-line basis over the term of the contract. Advertising expenses, excluding catalog costs, for fiscal years 2006, 2005, and 2004 were $8.3 million, $10.3 million and $6.9 million, respectively, and were included in marketing expenses.

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

      Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant for options granted in fiscal years 2006, 2005 and 2004 consistent with the provisions of SFAS No. 123 the Company’s pro forma net loss would have been as follows:

	Fiscal Year Ended

	2006	2005	2004

	(In thousands, except
	per share data)

Net loss — as reported	$(5,622)	$(5,153)	$(5,128)

Stock-based employee compensation included in reported net loss	503	24	260

Stock-based compensation expense determined under fair value method	(2,141)	(1,125)	(716)

Pro forma net loss	$(7,260)	$(6,254)	$(5,584)

Basic and diluted earnings per share

As reported	$(0.62)	$(0.59)	$(1.16)

Pro forma	$(0.81)	$(0.71)	$(1.26)

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In March 2006, the Company granted 200,000 shares of restricted stock awards to the Chief Executive Officer. The market price of the underlying common stock on the date of grant was initially recorded as deferred compensation within the stockholders’ equity section of the Company’s balance sheet and subsequently is being amortized over the expected service period. As of April 2, 2006, $0.5 million of compensation expense was amortized, representing the 25% vesting upon issuance, and is included in general and administrative expense.

      Loss Per Share — For all periods presented, basic net loss per share equals diluted net loss per share because the effect of stock equivalents (stock options and warrants outstanding) would have been antidilutive. The weighted average number of stock options and warrants outstanding excluded from the calculation for fiscal years 2006, 2005 and 2004 were approximately 1.5 million, 1.4 million and 1.3 million, respectively.

      Comprehensive Loss — Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss).

      New Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Under the terms of SFAS 123(R), the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS 123(R) requires that fair value be estimated using an option pricing model that takes into account at least the following items — the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest. Upon adoption of SFAS 123(R), compensation cost will be recognized for any unvested awards that were granted prior to the date of adoption using the same estimate of the grant-date fair value used to determine the pro forma disclosures under SFAS 123. The statement is effective for the Company at the beginning of fiscal 2007 and the adoption of SFAS 123(R) will result in an anticipated increase in equity compensation expense of approximately $2.0 million to $2.5 million in fiscal 2007. However, actual results may differ due to differences and changes in components of the calculation during the 2007 fiscal year.

      In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting For Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143”, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted the provisions of FIN 47 as of the end of fiscal 2006. The adoption of this Interpretation did not have an impact on our consolidated financial position, results of operations or cash flows.

      Reclassifications — Certain items in the prior year’s financial statements have been reclassified to conform to the fiscal 2006 presentation.

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

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

was converted into common stock on a one-for-one exchange ratio of common for preferred. Each share of Series C, D, E, and F preferred stock outstanding was converted into common stock on an exchange ratio of one share of preferred for approximately 1.58, 1.80, 1.27 and 0.99 shares of common, respectively.

3.	Investments

      All of the Company’s investments are considered available-for-sale. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income. As of April 2, 2006, there were no unrealized gains or losses related to available-for-sale short-term investments. Short-term investments are comprised of auction rate securities with an auction maturity of three months or less but an underlying long-term maturity and government securities and corporate bonds both with original maturities beyond three months but less than one year.

      Available-for-sale investments at April 2, 2006 and April 3, 2005 were as follows (in thousands):

	April 2,	April 3,
	2006	2005

	(In thousands)

Auction rate securities (short-term)	$6,762	$11,361

Government securities (short-term)	—	1,257

Corporate bonds (short-term)	—	1,738

Total	$6,762	$14,356

      There were no realized gains or losses the fiscal year ended April 2, 2006, April 3, 2005 and March 28, 2004.

4.	Property and Equipment

      Property and equipment consists of the following (estimated useful life):

	April 2,	April 3,
	2006	2005

	(In thousands)

Machinery and computer equipment (3 years)	$8,126	$7,678

Software (3 years)	5,368	5,505

Fulfillment equipment under capital lease (3-7 years)	1,615	1,917

Furniture and fixtures (5 years)	611	460

Leasehold improvements (3-5 years)	2,375	1,593

Software development in progress	2,180	692

Total	20,275	17,845

Less: accumulated depreciation and amortization	(13,020)	(10,258)

Total	$7,255	$7,587

      The cost of property and equipment under capital leases was $2.4 million and $2.8 million at April 2, 2006 and April 3, 2005, respectively. Accumulated depreciation for assets under capital leases was $2.0 million and $1.8 million, at April 2, 2006 and April 3, 2005, respectively.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

      The Company has not recorded a tax benefit in any period presented due to losses incurred and uncertainty of realizing the net operating loss carryforwards. A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	2006	2005	2004

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%

State taxes and other	(4.8)	(4.8)	(6.0)

Valuation allowance	38.8	38.8	40.0

	0.0%	0.0%	0.0%

      Deferred tax assets are summarized as follows:

	April 2,	April 3,
	2006	2005

	(In thousands)

Deferred tax assets:

Net operating loss carryforwards	$29,224	$27,588

Allowance and accruals	1,233	2,033

Total	30,457	29,621

Less: valuation allowance	(30,457)	(29,621)

Net deferred tax assets	$—	$—

      The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a 100% valuation allowance at April 2, 2006 and April 3, 2005 due to the uncertainty of realizing future tax benefits from its net operating loss carryforward and other deferred tax assets.

      At April 2, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $81.5 million that are due to expire beginning in fiscal year 2020 through fiscal 2027. State net operating loss carryforwards are approximately $31.5 million that are due to expire beginning in fiscal year 2009 through fiscal 2017. Under the Internal Revenue Code of 1986, as amended, the amounts of and benefits from net operating loss and tax carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company’s preferred stock issuances created an ownership change of more than 50% which caused annual limitations in the amount of net operating losses that arose prior to such ownership change that the Company may utilize for both federal and state purposes. In addition, the Company’s initial public offering and/or changes in its stock ownership since its initial public offering may have caused further ownership changes and may result in additional annual limitations in the amount of its federal and state net operating losses that the Company may utilize.

6.	Borrowing Arrangements

      As of April 2, 2006, the Company had a line of credit from a lender which expired on June 13, 2006. As of April 2, 2006 and April 3, 2005, the Company did not have any outstanding borrowings under this credit facility.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      On June 26, 2006, the Company signed a loan and security agreement with a lender that provides for a senior secured revolving credit facility in an amount equal to the lesser of $12.5 million or an amount determined under a borrowing base formula. The borrowing base formula is determined by the sum of the appraised net retail liquidation value of eligible inventory, eligible credit card accounts receivable, less applicable reserves. As of June 26, 2006, the borrowing base reflected an availability of $7.0 million. Interest will accrue on amounts borrowed under the credit facility at the prime lending rate or a LIBOR rate plus an applicable margin. The loan and security agreement provides for certain events of default, sets forth affirmative and negative covenants, including without limitation certain financial covenants, to which the Company must adhere and expires in June 2010. Borrowings will be secured by a first priority interest in all of the Company’s assets, tangible and intangible, and proceeds realized from the sale or other disposition thereof.

7.	Commitments and Contingencies

      Leases — The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2010. Rent expense for the fiscal years 2006, 2005 and 2004 was approximately $1.6 million, $1.8 million, and $1.9 million, respectively. Future minimum lease payments under noncancelable operating and capital leases as of April 2, 2006 are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)

Fiscal 2007	$334	$1,069

Fiscal 2008	126	802

Fiscal 2009	17	809

Fiscal 2010	10	509

Total minimum lease payments	487	$3,189

Less: Amount representing interest	(39)

Present value of capital lease obligations	448

Less: Current portion of capital lease obligations	(312)

Long-term portion of capital lease obligations	$136

      Legal Proceedings — From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial statements.

8.	Stock Option and Benefit Plans

      In March 2006, the Company granted 200,000 shares of restricted stock awards to the Chief Executive Officer. The market price of the underlying common stock on the date of grant was initially recorded as deferred compensation within the stockholders’ equity section of the Company’s balance sheet and subsequently is being amortized over the expected service period. As of April 2, 2006, $0.5 million of compensation expense was amortized, representing the 25% vesting upon issuance, and is included in general and administrative expense.

      In March 2006, the Company granted 125,000 common stock options to the Chief Operating Officer. The exercise price of these options is $9.56, and they will vest 25% six months after the commencement of his employment with the Company and as to 1/42 of the balance of the shares each month thereafter for so long as he is employed by the Company.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Neither of these grants were made pursuant to one of the Company’s equity compensation plans.

1999 Stock Option Plan

      The Company maintains a stock option plan, as amended (the “1999 Plan”), which authorizes the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants. The maximum aggregate number of shares that may be granted under the Plan is 2,228,864 shares of common stock, plus an annual increase on the first day of each of the Company’s fiscal years beginning in each of 2005 through 2009 equal to the lesser of (a) 426,985 shares, (b) 4% of the shares outstanding on the last day of the immediately preceding fiscal year, or (c) such lesser number of shares as the Board shall determine; provided however that the maximum number of shares that may be added in any year pursuant to this sentence shall not result in the 1999 Plan’s having available for issuance an aggregate number of shares that exceeds 4% of the fully diluted shares of outstanding common stock as of the last day of the immediately preceding fiscal year.

      Generally, options vest 25% on the first anniversary of the date of grant and thereafter become exercisable in equal monthly installments over the remaining 36 months. Options are exercisable for a term of ten years after the date of grant. No options will be granted to any individual who owns more than 10% of total combined voting power of all classes of stock.

      The 1999 Plan also provides for early exercise of options prior to vesting. Any unvested shares purchased are subject to repurchase by the Company upon occurrence of certain events or conditions, such as employment termination, at the original purchase price. As of April 2, 2006 and April 3, 2005, there were no shares outstanding subject to repurchase rights under the 1999 Plan.

      In fiscal year 2004, the Company granted approximately 0.3 million options to employees at an exercise price that was less than the fair market value of the Company’s stock on the date of grant. The Company recorded $0.7 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards. The Company recorded compensation expense of $10,000, $24,000 and $130,000 in fiscal years 2006, 2005 and 2004, respectively which is included in general and administrative expenses in the statements of operations.

Directors Stock Option Plan

      The Directors Stock Option Plan is intended to be a formula award plan providing for the grant of nonstatutory stock options to non-employee members of our Board of Directors. Initial option grants vest 25% on each of the first four anniversaries of the date of grant, and annual option grants vest 100% on the first anniversary of the grant date.

      The Company registered 449,615 shares of $0.01 par value common stock for the Directors Stock Option Plan.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes activity under the Company’s stock option plans:

	Shares		Weighted Average
	Available	Options	Exercise Price
	for Grant	Outstanding	per Share

	(In thousands, except per share amounts)

Balance at March 30, 2003	291	794	$3.16

Additional shares authorized	1,217	—	—

Granted (weighted average fair value $5.02)	(681)	681	8.50

Cancelled	235	(235)	3.47

Exercised	—	(51)	4.27

Balance at March 28, 2004	1,062	1,189	6.09

Granted (weighted average fair value $4.28)	(683)	683	8.96

Cancelled	182	(182)	9.25

Exercised	—	(302)	3.79

Balance at April 3, 2005	561	1,388	7.47

Additional shares authorized	181	—	—

Granted (weighted average fair value $4.91)	(634)	634	10.11

Cancelled	424	(424)	9.15

Exercised	—	(213)	5.18

Balance at April 2, 2006	532	1,385	$8.65

Exercisable, March 28, 2004		552	$3.53

Exercisable, April 3, 2005		496	$5.00

Exercisable, April 2, 2006		623	$6.30

      The following table summarizes information about stock options outstanding under the Company’s stock option plans at April 2, 2006:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Number	Contractual Life	Exercise Price	Number	Exercise Price
Exercise Price	Outstanding	(Years)	per Share	Outstanding	per Share

	(In 000’s except per share amounts)

$ 0.59 - $ 5.86	305	6.2	$1.86	303	$1.86

$ 5.87 - $ 9.95	368	8.9	8.86	150	8.33

$ 9.96 - $11.96	480	9.1	10.36	60	10.58

$11.97 - $16.85	232	7.4	13.63	110	13.48

	1,385	8.2	$8.65	623	$6.30

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The pro-forma disclosures required by SFAS No. 123 are included in Note 1. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Method with the following weighted-average assumptions:

	Year Ended

	2006	2005	2004

Expected dividend rate	0.0%	0.0%	0.0%

Expected volatility	59.3%	68.2%	60.0%

Risk-free interest rate	4.2%	3.6%	3.3%

Expected lives (yrs.)	4.0	4.0	4.0

      Employee Stock Purchase Plan (“ESPP”) — The ESPP allows employees to purchase common stock at a discount to market price through payroll deductions. The plan is structured through a series of consecutive six-month offering periods. Except for the first offering period, these offering periods generally start on the first trading day on or after May 1st and November 1st of each year and end, respectively, on the last trading day of the next October and April. The Company registered 401,366 shares $0.01 par value common stock for the ESPP. During fiscal year 2006, the Company issued 17,917 shares stock under the ESPP.

      401(k) Savings Plan — The Company sponsors a 401(k) Savings Plan which allows all employees to make salary deferral contributions ranging from 1% to 15% of their eligible earnings. The Company can make discretionary matching contributions to the Plan. During fiscal years 2006, 2005, and 2004, the Company contributed $95,000, $98,000 and $66,000, respectively, to the Plan.

9.	Related Party Transactions

      Notes receivable from stockholders represent amounts owed to the Company from the exercise of stock options. These full recourse notes are collateralized by common stock and bear interest at a rate of 5.74% per annum. Interest and principal is due on July 20, 2007. At April 2, 2006 and April 3, 2005, notes receivable were approximately $44,000.

10.	Quarterly Financial Information (Unaudited)

      The quarterly financial information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	Fiscal 2006 Quarter Ended

	July 3,	October 2,	January 1,	April 2,	2006
	2005	2005	2006	2006	Total

	(In thousands, except per share amounts)

Net revenues	$24,978	$13,124	$53,029	$22,044	$113,175

Gross profit	13,249	6,178	27,721	10,748	57,896

Operating income (loss)	(1,830)	(3,562)	4,075	(4,625)	(5,942)

Net income (loss)	(1,752)	(3,489)	4,102	(4,483)	(5,622)

Basic income (loss) per share	$(0.20)	$(0.39)	$0.45	$(0.49)	$(0.62)

Diluted income (loss) per share	$(0.20)	$(0.39)	$0.43	$(0.49)	$(0.62)

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Fiscal 2005 Quarter Ended

	June 27,	September 26,	December 26,	April 3,	2005
	2004	2004	2004	2005(1)	Total

	(In thousands, except per share amounts)

Net revenues	$21,131	$10,574	$47,514	$22,199	$101,418

Gross profit	11,232	5,131	25,838	10,523	52,724

Operating income (loss)	(948)	(3,904)	2,775	(3,149)	(5,226)

Net income (loss)	(952)	(3,887)	2,768	(3,082)	(5,153)

Basic income (loss) per share	$(0.11)	$(0.44)	$0.32	$(0.35)	$(0.59)

Diluted income (loss) per share	$(0.11)	$(0.44)	$0.30	$(0.35)	$(0.59)

(1)	The fourth quarter of 2005 includes an adjustment of $650,000 relating to prior periods, which decreased cost of goods sold, increased gross profit and decreased net loss. The out-of-period adjustment includes $321,000 associated with prior fiscal quarters in 2005 and $329,000 associated with prior years. The effect of the adjustment to any prior period would not be material.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Disclosure Controls and Procedures — The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on in this Annual Report on Form 10-K. The Company continues to formalize and document procedures already in place. Maintenance of disclosure controls and procedures is an ongoing process and controls and procedures may change over time. The Company also has established a Disclosure Committee, which consists of certain members of the Company’s senior management. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the last fiscal quarter, there have not been any changes to the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

      On February 10, 2006, the Board of Directors approved an amendment to the employment agreements of Polly Boe, Gary Korotzer and Chris Nordquist that will provide them with the following benefits: 12 months of salary in the event of termination of employment following a change in control of the Company and 6 months of salary in the event of a voluntary resignation following a change in control of the Company. The Board of Directors also approved an amendment to the employment agreement of Frank Buettner that will provide him with 6 months of salary in the event of a voluntary resignation following a change in control of the Company. Mr. Buettner is already provided with certain change of control benefits in the event of the termination of his employment following a change in control of the Company under his existing agreement.

      On January 31, 2006, the Board of Directors approved, and the Company has paid, additional compensation to Polly Boe, the Company’s Chief Financial Officer, and Christopher Nordquist, the Company’s General Counsel, for assuming additional management responsibilities associated with the recent leadership transitions. For the period beginning January 15, 2006 until March 12, 2006, Ms. Boe was paid additional cash compensation at a rate of $12,500 per month, and for the period beginning January 15, 2006 through the present time, Mr. Nordquist is being paid additional cash compensation at a rate of $5,000 per month. Mr. Nordquist will continue to receive this additional monthly amount until such time as the Compensation Committee determines that Mr. Nordquist is no longer assuming such additional management responsibilities. On such date, the Board of Directors also approved an increase to the base salaries to Polly Boe, Gary Korotzer and Chris Nordquist such that they each currently receive an annual base salary of $285,000.

      On January 23, 2006, Kristine Dang, the Company’s Executive Vice President, Merchandising, resigned from the Company. In connection with her resignation, the Company and Ms. Dang entered into a Separation Agreement and General Release, dated January 23, 2006, which provides that the Company will pay Ms. Dang severance in the amount of $137,500 and for six months of her health care coverage in exchange for a general release of all claims against the Company. The foregoing description of the Separation Agreement and General Release is qualified in its entirety by reference to the provisions of the Separation and General Release attached as Exhibit 10.56 to this annual report of Form 10-K.

      On May 11, 2006, the Compensation Committee of the Board of Directors approved a modification of Mr. Buettner’s employment offer letter dated February 10, 2006, pursuant to which Mr. Buettner’s reimburse-

ment allowances for relocation (including $30,000 for moving, $20,000 for travel and an unspecified amount for temporary housing until November 1, 2006), less amounts used through that date, were changed to cash stipends to be paid in equal monthly installments through December, 2006, less applicable taxes and withholding.

      As disclosed in the 8-K dated January 23, 2006 filed by the Company on January 24, 2006, Alison L. May resigned from her positions as the President and Chief Executive Officer and as a director of the Company. As disclosed in the 8-K dated February 17, 2006 filed by the Company on February 23, 2006, Ms. May’s resignation became effective on February 21, 2006 upon the appointment of her successor, Ken Constable. In connection with Ms. May’s resignation, the Company and Ms. May entered into a Separation Agreement and General Release dated March 30, 2006, which provides that the Company will pay Ms. May severance payments totaling $285,000 and will pay twelve months of her and her dependents’ health insurance coverage in exchange for a general release of any claims against the Company. In addition, the agreement provides that Ms. May will provide certain consulting services to the Company through June 30, 2006 for which the Company will pay Ms. May a weekly retainer of $1,200 and at the rate of $150 an hour for each hour of service provided in excess of 8 hours per week. All unvested stock options held by Ms. May will continue to vest until the completion of such consulting relationship. The foregoing description of the Separation Agreement and General Release is qualified in its entirety by reference to the provisions of the Separation Agreement and General Release attached as Exhibit 10.57 to this annual report on Form 10-K.

      On June 14, 2006, the Compensation Committee of the Board of Directors adopted the Company’s Fiscal 2007 Bonus Plan. The bonus plan provides for a bonus pool to be funded by 30% of the excess earnings of the Company’s fiscal 2007 results above a specified target subject to certain limitations and caps. The bonus plan provides that the bonus pool would be allocated among certain of the Company’s employees, including its executive officers, according to a system of target incentives, which are calculated as percentages of such employees’ base salaries and which increase with position levels. The foregoing description of the Fiscal 2007 Bonus Plan is qualified in its entirety by reference to the provisions of the Fiscal 2007 Bonus Plan attached as Exhibit 10.58 to this annual report on Form 10-K.

      On June 26, 2006, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC pursuant to which Wells Fargo Retail Finance, LLC will provide to the Company a revolving credit facility in a principal amount equal to the lesser of $12,500,000 or an amount that is equal to the aggregate of a percentage of the Company’s eligible credit card receivables plus the lesser of a percentage of the cost of the Company’s eligible inventory, net of inventory reserves, if any, or a percentage of the net retail liquidation value of the Company’s eligible inventory. Interest will accrue on amounts borrowed under the credit facility at the prime lending rate or a LIBOR rate plus an applicable margin. The Company’s obligations under the Loan and Security Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company (the “Collateral”).

      The Loan and Security Agreement sets forth certain affirmative covenants that require the Company to, among other things, maintain its insurance policies, maintain its properties and the Collateral in good order, pay its taxes, comply with applicable laws, keep accurate and proper books and records of Collateral, provide access to its records, provide monthly borrowing base certificates and monthly and annual financial reports, and cause the undertaking of certain inventories, appraisals and audits of the Collateral. The Loan and Security Agreement also contains negative covenants that limit the ability of the Company, except as set forth therein, to, among other things, enter into or materially amend (other than renewals or extensions) any of its real property leases, place any of the Collateral with any third party (other than the sale of merchandise in the ordinary course of business and as otherwise set forth in the agreement), incur additional indebtedness, create any liens or encumbrances on any of its collateral, make certain investments, make any loans or advances and engage in certain transactions with affiliates. The Loan and Security Agreement also contains a covenant that prohibits us from paying cash dividends to our stockholders. In addition, the Loan and Security Agreement requires the Company to maintain availability under the credit facility of at least 12.5% of the then extant revolving credit loan ceiling.

      The Loan and Security Agreement contains certain events of default, including but not limited to the Company’s failure to make payments under the Loan and Security Agreement, the Company’s failure to extend or renew the lease agreement for the Company’s distribution center in Lockbourne, Ohio, a material breach of the representations and warranties, or a failure to comply with the covenants contained in the Loan and Security Agreement, the acceleration of any other indebtedness of the Company, the occurrence of an event of default under any agreement between the Company and the lender, an uninsured loss to a material portion of the Collateral, the imposition of, or entry of judgment against the Company in, certain legal proceedings, bankruptcy or receivership and the occurrence of a liquidation or change in control of the Company. Upon the occurrence and during the continuance of an event of default, the lender may declare all of the Company’s obligations under the Loan and Security Agreement immediately due and payable (provided, however, that if the event of default is triggered by the institution of bankruptcy proceedings against the Company, all of the Company’s obligations under the Loan and Security Agreement shall immediately become due and payable).

      The foregoing description of the Loan and Security Agreement is qualified in its entirety by reference to the provisions of the Loan and Security Agreement attached as Exhibit 10.59 to this annual report on Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our Executive Officers required hereunder is set forth in Item 1 of Part 1 “Business — Executive Officers of the Registrant.” The information required hereunder regarding our Directors is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders. The information required hereunder regarding Compliance with Section 16(a) of the Securities Exchange Act and our Code of Ethics is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

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

3. Exhibits

Number		Description

3.2		Amended and Restated Certificate of Incorporation of the Registrant(1)
3.4		Amended and Restated Bylaws of the Registrant.(1)
4.1		Specimen stock certificate for the Registrant’s common stock.(1)
4.2		Amended and Restated Investors’ Rights Agreement dated April 17, 2002 between the Registrant and certain investors.(1)
4.3		Omnibus Amendment to Investors’ Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement dated May 29, 2003 between the Registrant and certain investors.(1)
4.9		Warrant Agreement dated February 10, 2000 issued to Comdisco, Inc.(1)
4.10		Restricted Stock Award Agreement with Kenneth Constable dated March 1, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed February 28, 2006).
4.11		Stock Option Agreement, dated March 3, 2006, with Frank Buettner (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 31, 2006).
10.10		Lease dated March 28, 2000 between RedEnvelope and Four Amigos.(1)
10.11		First Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 1, 2004. (3)
10.12		Offer Letter to Alison May dated March 12, 2002.(1)
10.13		Indemnification Agreement between RedEnvelope and Alison May dated April 8, 2002.(1)
10.20		1999 Stock Plan, as amended on April 11, 2003, and form agreements thereunder.(1)
10.21		2003 Directors’ Stock Option Plan and form agreements thereunder.(1)
10.22		2003 Employee Stock Purchase Plan and form agreements thereunder.(1)
10	.37*	Software License, Services, Support and Enhancements Agreement dated December 29, 2003 between RedEnvelope, Inc. and Manhattan Associates, Inc.(2)

Number		Description

10.39		Lease Agreement between Creekside III LLC and RedEnvelope, Inc. effective as of April 1, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 22, 2004).
10.40		Lease Agreement dated July 22, 2004 between 149 New Montgomery, LLC and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004).
10.43		Employment Agreement dated August 20, 2004 between Kristine Dang and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004).
10.44		Employment Agreement dated December 22, 2004 between Gary Korotzer and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 26, 2004).
10.45		Employment offer letter dated March 28, 2005 between RedEnvelope, Inc. and Polly Boe (incorporated by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed March 31, 2005).
10.46		Employment Offer Letter dated October 7, 2003 between RedEnvelope, Inc. and Christopher Nordquist.
10	.50*	License Agreement between Harrison 160, LLC and RedEnvelope, Inc., dated as of May 31, 2005. (3)
10.51		Second Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 25, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005).
10.52		Agreement between Scott Galloway and RedEnvelope, Inc. dated July 13, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2005).
10.53		Form of Indemnification Agreement for Executive Officers and Directors (in use from August 15, 2005) (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report of Form 10-Q for the period ended July 3, 2005).
10.54		Employment Agreement dated February 18, 2006 between RedEnvelope, Inc. and Ken Constable (incorporated by reference to Exhibit 10.54 of the Company’s Current Report on Form 8-K filed February 23, 2006).
10.55		Employment offer letter dated February 10, 2006 between RedEnvelope, Inc. and Frank Buettner (incorporated by reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K filed February 23, 2006).
10.56		Separation Agreement and General Release between RedEnvelope, Inc. and Kristine Dang, dated January 23, 2006.
10.57		Separation Agreement and General Release between RedEnvelope, Inc. and Alison May, dated March 30, 2006.
10.58		RedEnvelope, Inc. Fiscal 2007 Bonus Plan.
10.59		Loan and Security Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance LLC.
10.60		Collateral Assignment of License Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.
10.61		Revolving Credit Note dated June 26, 2006 executed by RedEnvelope, Inc.
10	.62**	Fee Letter dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.
10.63		Intellectual Property Security Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.
10	.64**	Software License and Service Agreement dated March 31, 2000 between BroadVision, Inc. and RedEnvelope, Inc. (including Attachment D-2 thereto dated September 26, 2002 and Attachment D-3 thereto dated October 31, 2005).

Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See Page 59).
31.1	Ken Constable’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Polly Boe’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Ken Constable’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Polly Boe’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to identically numbered exhibits to the Company’s Registration Statement on Form S-1, which became effective on September 24, 2003.

(2)	Incorporated by reference to identically numbered exhibits to the Company’s Annual Report on Form 10-K for the period ended March 28, 2004.

(3)	Incorporated by reference to identically numbered exhibits to the Company’s Annual Report of Form 10-K for the period ending April 3, 2005.

*	Confidential treatment granted with respect to certain portions of this Exhibit.

**	Material has been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 29, 2006.

REDENVELOPE, INC.

By:	/s/ Polly Boe

Polly Boe
Chief Financial Officer

Date: June 29, 2006

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Constable and Polly Boe, and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K they deem necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel R. Lyle Daniel R. Lyle	Chairman of the Board	June 29, 2006

/s/ Kenneth Constable Kenneth Constable	Director, President and Chief Executive Officer (Principal Executive Officer)	June 29, 2006

/s/ Polly Boe Polly Boe	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2006

/s/ Michael E. Dunn Michael E. Dunn	Director	June 29, 2006

/s/ Karen Edwards Karen Edwards	Director	June 29, 2006

/s/ Joseph C. Gandolfo Joseph C. Gandolfo	Director	June 29, 2006

/s/ Greggory Hammann Greggory Hammann	Director	June 29, 2006

Signature	Title	Date

/s/ Charles Heilbronn Charles Heilbronn	Director	June 29, 2006

/s/ Brett Hendrickson Brett Hendrickson	Director	June 29, 2006

/s/ John Pound John Pound	Director	June 29, 2006

Scott Galloway	Director

EXHIBIT INDEX

Number		Description

3.2		Amended and Restated Certificate of Incorporation of the Registrant(1)
3.4		Amended and Restated Bylaws of the Registrant.(1)
4.1		Specimen stock certificate for the Registrant’s common stock.(1)
4.2		Amended and Restated Investors’ Rights Agreement dated April 17, 2002 between the Registrant and certain investors.(1)
4.3		Omnibus Amendment to Investors’ Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement dated May 29, 2003 between the Registrant and certain investors.(1)
4.9		Warrant Agreement dated February 10, 2000 issued to Comdisco, Inc.(1)
4.10		Restricted Stock Award Agreement with Kenneth Constable dated March 1, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed February 28, 2006).
4.11		Stock Option Agreement, dated March 3, 2006, with Frank Buettner (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 31, 2006).
10.10		Lease dated March 28, 2000 between RedEnvelope and Four Amigos.(1)
10.11		First Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 1, 2004. (3)
10.12		Offer Letter to Alison May dated March 12, 2002.(1)
10.13		Indemnification Agreement between RedEnvelope and Alison May dated April 8, 2002.(1)
10.20		1999 Stock Plan, as amended on April 11, 2003, and form agreements thereunder.(1)
10.21		2003 Directors’ Stock Option Plan and form agreements thereunder.(1)
10.22		2003 Employee Stock Purchase Plan and form agreements thereunder.(1)
10	.37*	Software License, Services, Support and Enhancements Agreement dated December 29, 2003 between RedEnvelope, Inc. and Manhattan Associates, Inc.(2)
10.39		Lease Agreement between Creekside III LLC and RedEnvelope, Inc. effective as of April 1, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 22, 2004).
10.40		Lease Agreement dated July 22, 2004 between 149 New Montgomery, LLC and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004).
10.43		Employment Agreement dated August 20, 2004 between Kristine Dang and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2004).
10.44		Employment Agreement dated December 22, 2004 between Gary Korotzer and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 26, 2004).
10.45		Employment offer letter dated March 28, 2005 between RedEnvelope, Inc. and Polly Boe (incorporated by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed March 31, 2005).
10.46		Employment Offer Letter dated October 7, 2003 between RedEnvelope, Inc. and Christopher Nordquist.
10	.50*	License Agreement between Harrison 160, LLC and RedEnvelope, Inc., dated as of May 31, 2005. (3)
10.51		Second Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 25, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005).
10.52		Agreement between Scott Galloway and RedEnvelope, Inc. dated July 13, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2005).

Number		Description

10.53		Form of Indemnification Agreement for Executive Officers and Directors (in use from August 15, 2005) (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report of Form 10-Q for the period ended July 3, 2005).
10.54		Employment Agreement dated February 18, 2006 between RedEnvelope, Inc. and Ken Constable (incorporated by reference to Exhibit 10.54 of the Company’s Current Report on Form 8-K filed February 23, 2006).
10.55		Employment offer letter dated February 10, 2006 between RedEnvelope, Inc. and Frank Buettner (incorporated by reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K filed February 23, 2006).
10.56		Separation Agreement and General Release between RedEnvelope, Inc. and Kristine Dang, dated January 23, 2006.
10.57		Separation Agreement and General Release between RedEnvelope, Inc. and Alison May, dated March 30, 2006.
10.58		RedEnvelope, Inc. Fiscal 2007 Bonus Plan.
10.59		Loan and Security Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance LLC.
10.60		Collateral Assignment of License Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.
10.61		Revolving Credit Note dated June 26, 2006 executed by RedEnvelope, Inc.
10	.62**	Fee Letter dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.
10.63		Intellectual Property Security Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.
10	.64**	Software License and Service Agreement dated March 31, 2000 between BroadVision, Inc. and RedEnvelope, Inc. (including Attachment D-2 thereto dated September 26, 2002 and Attachment D-3 thereto dated October 31, 2005).
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Page 59).
31.1		Ken Constable’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Polly Boe’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Ken Constable’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Polly Boe’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to identically numbered exhibits to the Company’s Registration Statement on Form S-1, which became effective on September 24, 2003.

(2)	Incorporated by reference to identically numbered exhibits to the Company’s Annual Report on Form 10-K for the period ended March 28, 2004.

(3)	Incorporated by reference to identically numbered exhibits to the Company’s Annual Report of Form 10-K for the period ending April 3, 2005.

*	Confidential treatment granted with respect to certain portions of this Exhibit.

**	Material has been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.