Form 10-Q
period 2006-07-02
REDENVELOPE INC
filed 2006-08-15
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 9,594,378 as of August 11, 2006.

RedEnvelope, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended July 2, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RedEnvelope, Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

	July 2,	April 2,	July 3,
	2006	2006	2005
	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,311	$3,277	$2,172
Short-term investments	5,058	6,762	14,471
Accounts receivable, net	1,611	1,054	1,109
Inventory	19,209	19,690	11,794
Prepaid catalog costs and other current assets	2,430	2,793	2,243

Total current assets	30,619	33,576	31,789
Property and equipment, net	7,576	7,255	7,423
Other assets	258	146	538

		,

Total assets	$38,453	$40,977	$39,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,285	$9,759	$4,632
Accrued expenses and other current liabilities	2,904	2,699	3,716
Accrued compensation	1,737	1,371	1,148
Capital lease obligations, current	284	312	578

Total current liabilities	11,210	14,141	10,074
Capital lease obligations, long-term	507	136	141
Deferred rent	644	710	833

Total liabilities	12,361	14,987	11,048

Stockholders’ equity:
Common stock, $0.01 par value; 100 million shares authorized; 9.4 million, 9.3 million, and 9.0 million issued and outstanding as of July 2, 2006, April 2, 2006, and July 3, 2005, respectively	96	94	90
Additional paid-in capital	116,367	115,367	114,216
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(90,327)	(89,427)	(85,560)

Total stockholders’ equity	26,092	25,990	28,702

Total liabilities and stockholders’ equity	$38,453	$40,977	$39,750

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	July 2,	July 3,
	2006	2005
	(In thousands, except for per share data)
Net revenues	$26,858	$24,978
Cost of sales	12,608	11,729

Gross profit	14,250	13,249

Operating expenses:
Fulfillment	3,419	3,405
Marketing	6,285	6,863
General and administrative	5,489	4,811

Total operating expenses	15,193	15,079

Loss from operations	(943)	(1,830)
Interest income, net	43	78

Net loss	$(900)	$(1,752)

Net loss per share — basic and diluted	$(0.10)	$(0.20)

Weighted average shares outstanding — basic and diluted	9,377	8,919
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	July 2,	July 3,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(900)	$(1,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	837	798
Stock-based compensation	593	4
Other non-cash charges	(34)	(7)
Changes in current assets and liabilities:
Accounts receivable, net	(557)	(118)
Inventory	481	2,255
Prepaid catalog costs and other current assets	363	1,661
Accounts payable	(3,192)	(5,412)
Accrued expenses and other current liabilities	571	414

Net cash used in operating activities	(1,838)	(2,157)

Cash Flows From Investing Activities:
Maturities of short-term investments	6,561	1,300
Purchases of short-term investments	(4,857)	(1,420)
Purchases of property and equipment	(945)	(633)

Net cash provided by (used in) investing activities	759	(753)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	409	424
Principal payments on capital lease obligations	(155)	(149)
Payment of debt issuance costs	(141)	—

Net cash provided by financing activities	113	275

Net decrease in cash and cash equivalents	(966)	(2,635)
Cash and cash equivalents at beginning of period	3,277	4,807

Cash and cash equivalents at end of period	$2,311	$2,172

Supplemental Cash Flow Information:
Cash paid for interest	$28	$27
Supplemental Non-Cash Investing and Financing Activities:
Property and equipment acquired through capital lease transactions	$498	$—
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements — Basis of Presentation
     The condensed balance sheets of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”) as of July 2, 2006 and July 3, 2005, the condensed statements of operations for the thirteen week periods ended July 2, 2006 and July 3, 2005, and the condensed statements of cash flows for the thirteen week periods ended July 2, 2006 and July 3, 2005 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the thirteen week periods then ended. The balance sheet at April 2, 2006, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K, for the fiscal year ended April 2, 2006.
     Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended April 2, 2006.
     The results of operations for the thirteen weeks ended July 2, 2006 are not indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.
     Our fiscal year ends on the Sunday closest to March 31, resulting in a 52 or 53 week year. Fiscal 2006 ended on April 2, 2006 and was 52 weeks long. Fiscal 2007 will end on April 1, 2007 and will be 52 weeks long. We report our interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters is thirteen weeks long, ending on the Sunday closest to the calendar quarter end, with the fourth fiscal quarter covering the remaining part of the fiscal year.
2. Certain Significant Accounting Policies
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. Our significant accounting policies are set forth below.
     Loss Per Share — For the thirteen weeks ended July 2, 2006 and July 3, 2005, basic net loss per share was greater than the diluted net loss per share because the effect of stock options, unvested shares and warrants outstanding was dilutive. The weighted average number of stock options and warrants outstanding excluded from the calculation for both the thirteen weeks ended July 2, 2006 and July 3, 2005, were approximately 1.4 million.
     Investments — All of the Company’s investments are considered available-for-sale. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income. As of July 2, 2006, there were no unrealized gains or losses related to available-for-sale short-term investments. Short-term investments are comprised of auction rate securities with an auction maturity of three months or less but an underlying long-term maturity.
     There were no realized gains or losses during the thirteen weeks ended July 2, 2006 and July 3, 2005.
     New Accounting Pronouncements — Effective April 3, 2006, as required, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”). Under the fair value recognition provisions of this statement, compensation cost for all stock-based employee compensation arrangements is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company determines the fair value of such awards using the Black-Scholes valuation model. The Black-Scholes valuation model incorporates certain assumptions such as expected term of options, expected volatility, risk-free interest rate and expected dividend yield in order to determine a fair value estimate. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behaviors.
     Expected volatility is based upon historical volatility of the Company’s stock. The expected term of options is based on observed historical exercise patterns, which can vary over time.

     As stock-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
     If factors change and different assumptions are employed in the application of SFAS No. 123(R), the fair value of future grants and the related compensation expense recorded in future periods may differ significantly from what was recorded in the current period. See Note 3 for further discussion of the Company’s accounting for stock-based compensation.
     In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation), which requires disclosure of a company’s policy for presenting taxes in the income statement, either on a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of EITF No. 06-3 to have a material effect on our financial position, results of operations or cash flows.
     In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties. FIN No. 48 applies to all tax positions accounted for under FASB No. 109, Accounting for Income Taxes, including tax positions acquired in a business combination. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not.” The term “more-likely-than-not” means there exists a likelihood of more than 50 percent that the position will be sustained upon review by the taxing authority based solely on its technical merits as of the reporting date. The Interpretation is effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material effect on our financial position, results of operations or cash flows in at least the first year of adoption.
3. Stock-Based Compensation
     In March 2006, the Company granted 200,000 shares of restricted stock awards to the Chief Executive Officer. The fair value of the underlying common stock on the date of grant was recorded as deferred compensation within the stockholders’ equity section of the Company’s balance sheet and subsequently is being amortized over the expected service period. This grant was not made pursuant to one of the Company’s equity compensation plans.
     Effective April 3, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123(R) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to April 3, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) amortization related to the unvested portion of all stock option awards granted prior to April 3, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) amortization related to all stock option awards granted subsequent to April 3, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, the Company records expense over the offering period, in connection with shares issued under its Employee Stock Purchase Plan.
     The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options using the straight-line method. As a result of the adoption of SFAS No. 123(R), the Company’s loss from operations and net loss for the thirteen weeks ended July 2, 2006, included approximately $0.5 million of stock-based compensation for stock options and $0.1 million of stock-based compensation for restricted stock awards. Stock-based compensation costs for the thirteen weeks ended July 2, 2006 was included in general and administrative expenses.

     For stock options granted prior to the adoption of SFAS No. 123(R), if compensation expense for the Company’s various stock option plans had been determined based upon the fair value recognition provisions of SFAS No. 123, the Company’s pro forma net loss, and basic and diluted loss per share for the thirteen weeks ended July 3, 2005 would have been as follows:

(In thousands, except
per share data)
Net loss — as reported	$(1,752)
Stock-based employee compensation included in reported net loss	4
Stock-based compensation expense determined under fair value method	(456)

Pro forma net loss	$(2,204)

Basic and diluted loss per share
As reported	$(0.20)
Pro forma	$(0.25)
Stock Options
     The Company maintains a stock option plan, as amended (the “1999 Plan”), which authorizes the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors and consultants. The maximum aggregate number of shares authorized for grant under the Plan is 2,228,864 shares of common stock, plus an annual increase on the first day of each of the Company’s fiscal years beginning in each of 2005 through 2009 equal to the lesser of (a) 426,985 shares, (b) 4% of the shares outstanding on the last day of the immediately preceding fiscal year, or (c) such lesser number of shares as the Board shall determine; provided however that the maximum number of shares that may be added in any year shall not result in the 1999 Plan’s having available for issuance an aggregate number of shares that exceeds 4% of the fully diluted shares of outstanding common stock as of the last day of the immediately preceding fiscal year.
     The Company’s stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date. Generally, options vest 25% on the first anniversary of the date of grant and thereafter become exercisable in equal monthly installments over the remaining 36 months. Options are exercisable for a term of ten years after the date of grant. No options will be granted to any individual who owns more than 10% of total combined voting power of all classes of stock.
     The Directors Stock Option Plan is intended to be a formula award plan providing for the grant of nonstatutory stock options to non-employee members of our Board of Directors. Initial option grants vest 25% on each of the first four anniversaries of the date of grant, and annual option grants vest 100% on the day before the first anniversary of the grant date. The Company registered 449,615 shares of $0.01 par value common stock for the Directors Stock Option Plan.
     As of July 2, 2006 there were 769,748 shares available under The Plans for future grant.
     In March 2006, the Company granted 125,000 common stock options to the Chief Operating Officer. The exercise price of these options is $9.56, and they will vest 25% six months after the commencement of his employment with the Company and as to 1/42 of the balance of the shares each month thereafter for so long as he is employed by the Company. This grant was not made pursuant to one of the Company’s equity compensation plans.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the table below. The expected term of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns were considered separately for valuation purposes. The expected volatility of stock options is based upon historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Thirteen Weeks Ended
Weighted average assumptions:	July 2, 2006	July 3, 2005
Expected volatility	56.8%	59.3%
Dividend yield	0%	0%
Expected term	3.8 – 5.7 years	4.0 years
Risk-free interest rate	4.8% – 5.2%	3.9%
     As of July 2, 2006, there was $3.9 million of total unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.9 years.

     A summary of stock option activity for the thirteen weeks ended July 2, 2006 is presented as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Term (Years)	Value
				(in thousands)
Balance, April 2, 2006	1,560	$8.65
Granted	53	10.48
Cancelled	(68)	12.13
Exercised	(170)	1.97

Balance, July 2, 2006	1,375	$9.36	7.34	$1,080

Exercisable, July 2, 2006	499	$8.03	5.84	$1,060
     The weighted average fair value of stock options granted during the thirteen weeks ended July 2, 2006 and July 3, 2005, were $4.95 and $4.75, respectively. The aggregate intrinsic value of options exercised during the thirteen weeks ended July 2, 2006 and July 3, 2005 was $1.4 million and $0.4 million, respectively. The aggregate intrinsic value of options exercised was determined as of the date of option exercise.
Employee Stock Purchase Plan
     Under the Company’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement date or the purchase date of the offering period. Upon adoption of SFAS No. 123(R), the Employee Stock Purchase Plan has been treated as a compensatory plan. Compensation expense related to the Employee Stock Purchase Plan was approximately $11,000 for the thirteen weeks ended July 2, 2006.
     The weighted average fair value of the purchase rights granted during the thirteen weeks ended July 2, 2006 was $2.82, and was calculated using the Black-Scholes valuation model and the weighted average assumptions noted in the table below.

Thirteen Weeks Ended July 2, 2006
Expected volatility	32.6% - 40.5%
Dividend yield	0%
Expected term	0.5 years
Risk-free interest rate	4.1% – 4.7%
     The Company registered 583,374 shares of $0.01 par value common stock for the Employee Stock Purchase Plan and as of July 2, 2006, there were 542,813 shares available for future grant.
4. Borrowing Arrangements
     On June 26, 2006, the Company entered into a loan and security agreement with a lender that provides for a senior secured revolving credit facility in an amount equal to the lesser of $12.5 million or an amount determined under a borrowing base formula. The borrowing base formula is determined by the sum of the appraised net retail liquidation value of eligible inventory, eligible credit card accounts receivable, less applicable reserves. As of July 2, 2006, the borrowing base reflected an availability of $6.5 million. Interest will accrue on amounts borrowed under the credit facility at the prime lending rate or a LIBOR rate plus an applicable margin. The loan and security agreement provides for certain events of default, sets forth affirmative and negative covenants, including without limitation certain financial covenants, to which the Company must adhere and expires in June 2010. Borrowings will be secured by a first priority interest in all of the Company’s assets, tangible and intangible, and proceeds realized from the sale or other disposition thereof. As of July 2, 2006 the Company had no borrowings under the revolving credit facility.
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

Forward-Looking Statements
     This report, together with the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations and involve risks and uncertainties. Any statements contained in this report that are not purely statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements may include but are not limited to statements regarding our future operations and enhancements, product offerings, business, financial condition, results of operations and prospects. Additionally, statements concerning possible changes in applicable rules or legislation are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimate,” “may,” “should,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All forward-looking statements in this report are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Actual results and the timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in this report under “Risk Factors,” and elsewhere in this report, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Overview
     RedEnvelope is a branded online retailer of upscale gifts, dedicated to helping women celebrate and nurture their closest personal relationships with unique gifts and unequalled gift-giving experiences. RedEnvelope offers an extensive and fresh collection of imaginative and original gifts through our catalog, web store and phone store. Our in-house design team creates unique proprietary products, and our merchants source unique products domestically and from various parts of the world and often commission artists and vendors to create exclusive gifts. Through our web store, www.redenvelope.com, customers can search for gifts by recipient, occasion, gift category and price point. We also publish our full-color catalog several times a year and sell directly to corporate clients through our Business Gifts Services (“BGS”) group.
     Our net revenues increased 7.5% over the first quarter of fiscal 2006 to $26.9 million in the first quarter of fiscal 2007 primarily due to a shift in our product offerings toward products with a higher price point. The increase in net revenues also reflects increased demand for our products resulting from marketing efforts through our online marketing, catalog and email campaigns.
     Gross margins were 53.1% of net revenues in the first quarter of fiscal 2007, compared to 53.0% in the same period last fiscal year. Gross margins remained relatively flat year-over-year due to a shift in the product mix to higher margin products, partially offset by higher inbound costs.
     Fulfillment expenses were $3.4 million for both the thirteen weeks ended July 2, 2006 and July 3, 2005, representing 12.7% and 13.6% of net revenues, respectively. The decrease in fulfillment expenses as a percentage of net revenues was due to increased operating efficiencies in warehouse management and the Company’s ability to spread fixed fulfillment costs over increased net revenues.
     Our marketing expenses decreased to $6.3 million, representing 23.4% of net revenues in the first quarter of fiscal 2007 from $6.9 million, representing 27.5% of net revenues, in the first quarter of fiscal 2006 primarily due to the reduction of certain expenses associated with an awareness advertising campaign in the prior year.
     General and administrative expenses in the first quarter of fiscal 2007 increased to $5.5 million from $4.8 million in the first quarter of fiscal 2007 mainly due to approximately $0.5 million in stock option expenses as a result of adopting SFAS No. 123(R) during the first quarter of fiscal 2007.
     For the remainder of fiscal year 2007, we will continue to focus our strategic attention on the relationship-building essence of gift-giving, simplifying our business, and executing with excellence. We continue to increase financial accountability within the Company and have implemented a more disciplined approach to financial and operations management. We also currently plan to focus on the following priorities: improving product margins by continuing to shift our product mix to higher margin products developed by our in-house team and sourced overseas, improving shipping margins and reducing shipping promotions, increasing the efficiency of our current catalog circulation by focusing on the most efficient retention and acquisition catalog customers and evaluating and testing new off-line and on-line channels for efficient new customer acquisitions.
     Although we are committed to our strategic initiatives, there are inherent risks associated with our business that may present challenges for us in the future and could prevent us from achieving intended results within anticipated timelines or at all. We have outlined currently identified risks within the “Risk Factors” section of this report. In addition, the following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our unaudited condensed financial statements and the notes thereto in this Quarterly Report on Form 10-Q.
Critical Accounting Policies
     Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. There have been no significant changes to the critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended April 2, 2006.
New Accounting Standards
     On April 3, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, ( “SFAS No. 123(R)”) which requires us to measure compensation cost for all share-based payments, including stock options, at fair value. Accordingly, in the first quarter of fiscal 2007, we began recording compensation expense for all stock based awards under the modified prospective transition method. In the first quarter of fiscal 2007, the adoption of this Statement resulted in additional stock-based compensation expense of approximately $0.5 million and is included in general and administrative expense.
Results of Operations
     The following table sets forth our statements of operations data for the thirteen weeks ended July 2, 2006 and July 3, 2005 expressed as a percentage of net revenues.

	Thirteen Weeks Ended
	July 2,	July 3,
	2006	2005
Statements of Operations Data:
Net revenues	100.0%	100.0%
Cost of sales	46.9	47.0

Gross profit	53.1	53.0
Operating expenses:
Fulfillment	12.7	13.6
Marketing	23.4	27.5
General and administrative	20.4	19.3

Total operating expenses	56.6	60.3

Loss from operations	(3.5)	(7.3)
Interest income, net	0.1	0.3

Net loss	(3.4)%	(7.0)%

Quarter Ended July 2, 2006 Compared to Quarter Ended July 3, 2005
Net Revenues
     Net revenues are comprised of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for delivering the product. Our gift-wrap revenue consists of amounts we charge our customers for our signature red gift boxes.
     Net revenues were $26.9 million and $25.0 million for the thirteen weeks ended July 2, 2006 and July 3, 2005, respectively, representing a 7.5% increase. The increase was mainly attributable to a shift in our product offerings toward products with a higher price point. The increase in net revenues also reflects increased demand for our products resulting from marketing efforts through our online marketing, catalog and email campaigns. Both online revenues, through search, portals and affiliates, and revenues from customers who receive our catalogs or emails grew over the first quarter of the prior fiscal year, with the online portion of the business growing faster than the catalog portion of the business. We currently expect this trend of slower growth in our catalog channel to continue. Also contributing to the increase in net revenues over prior year were increased revenues from BGS and increased revenues from customers that order directly through our web store without any apparent connection to our catalog, online, email or corporate marketing activities. During the first quarter of fiscal 2007, the Company experienced a 2.2% increase in orders shipped over the first quarter of fiscal 2006 and a 5.2% increase in average revenue per order shipped. Our customer file increased from approximately 2.5 million as of July 3, 2005 to approximately 3.0 million as of July 2, 2006.
Cost of Sales
     Cost of sales consists of the cost of the product sold, inbound and outbound freight and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment.
     Cost of sales was $12.6 million and $11.7 million for the thirteen weeks ended July 2, 2006 and July 3, 2005, respectively, representing 46.9% and 47.0% of net revenues, respectively. The 7.5% increase in dollars was consistent with the 7.5% increase in net revenues and cost of sales as a percentage of net revenues was essentially flat as compared to the same period last year.
Operating Expenses
     Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer sales and service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred at our distribution center and customer sales and service facility.
     Fulfillment expenses were $3.4 million for both the thirteen weeks ended July 2, 2006 and July 3, 2005, representing 12.7% and 13.6% of net revenues, respectively. The decrease in fulfillment expenses as a percentage of net revenues was due to increased operating efficiencies in warehouse management and the Company’s ability to spread fixed fulfillment costs over increased net revenues. If we are unable to continue to improve the efficiency of the fulfillment process or if we are unable to service the higher order volumes we anticipate in fiscal year 2007, our business and operating results could be materially harmed.
     Marketing. Marketing expenses consist primarily of online and catalog programs as well as public relations, and other promotional expenditures, and advertising.
     Marketing expenses were $6.3 million and $6.9 million for the thirteen weeks ended July 2, 2006 and July 3, 2005, respectively, representing 23.4% and 27.5% of net revenues, respectively. The decrease in dollars and as a percentage of net revenues primarily reflects the fact that the Company was completing an awareness advertising campaign in the first quarter of fiscal 2006 that required a relatively large expenditure in that quarter, and we did not engage in traditional outdoor and print advertising campaigns during the first quarter of fiscal 2007. During the first quarter of fiscal 2007, we shifted the mix of our marketing spending more towards our online and email campaigns. If we are unsuccessful in generating sufficient revenues through our marketing vehicles, our operating results will be adversely affected.
     General and Administrative. General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer sales and service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.
     General and administrative expenses were $5.5 million and $4.8 million for the thirteen weeks ended July 2, 2006 and July 3, 2005, respectively, representing 20.4% and 19.3% of net revenues, respectively. The increase in general and administrative expenses in dollars and as a percentage of net revenues was primarily due to the incurrence of approximately $0.5 million, representing 1.9% of net revenues, in stock option expenses during the first quarter of fiscal 2007, as required by SFAS No. 123(R). Also contributing to the increase in general and administrative expenses was other stock-based compensation costs related to restricted stock which was not incurred during the first quarter of fiscal 2006.
Liquidity and Capital Resources
     Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer spending during the holiday season. As a result, our cash balances are seasonal in nature, with the third fiscal quarter containing both our lowest level of cash for the year as we build inventory for the holiday selling season and our highest level upon conclusion of this season. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December. In addition to our current cash balances on hand, we have in place a revolving credit facility described more fully in Note 4 to the financial statements contained in this report.
     Cash Flows From Operating Activities — Net cash flows used in operating activities were $1.8 million and $2.2 million for the thirteen weeks ended July 2, 2006 and July 3, 2005, respectively. The decrease in cash flows used in operating activities represents a lower net loss in the first quarter of fiscal 2007 as compared to the same period last year and an increase in stock-based compensation in the first quarter of fiscal 2007. These changes are partially offset by changes in working capital, due in part to earlier inventory purchases compared to the prior year, resulting in more core products on hand which are expected to be utilized during the upcoming holiday season. Additionally, the change in working capital includes a change in timing of spending on our catalogs as compared to last year.
     Cash Flows From Investing Activities — Net cash flow provided by investing activities was $0.8 million for the thirteen weeks ended July 2, 2006 and net cash used in investing activities was $0.8 million for the thirteen weeks ended July 3, 2005. Cash provided by (used in) investing activities consisted of purchases and maturities of investments as well as capital expenditures for property and equipment. In the first thirteen weeks of fiscal 2007, we spent approximately $0.9 million for various investments in new software programs for our website and inventory planning functions. We currently anticipate spending an additional $1.8 million to $2.3 million during the remainder of fiscal 2007 related primarily to these projects which we believe will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions and it could result in additional expenditures. Although we believe these estimates on expenditures which could adversely affect our business to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater.
     Cash Flows From Financing Activities — Net cash flows provided by financing activities were $0.1 million and $0.3 million for the thirteen weeks ended July 2, 2006 and July 3, 2005, respectively. For both periods, net cash flows from financing activities consisted of proceeds from the exercises of stock options which were offset by payments on capital lease obligations. For the first quarter of fiscal 2007, net cash flows provided by financing activities also included payments for debt issuance costs which resulted in a decrease in cash flows from financing activities compared to the same quarter in the prior year.
     Revolving Credit Facility — We have in place a revolving credit facility with a lender, the terms of which are described more fully in Note 4 to the financial statements contained in this report. As of July 2, 2006 we had no borrowings under the revolving credit facility.
     We currently believe that the cash currently on hand and the cash available to us through our credit facility will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash generated from operations and cash available to us through our credit facility to fund operations and capital expenditures. Additionally, equity and or additional debt may need to be obtained to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital would have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. For a discussion of these and other risks related to our capital resources, see “Part II, Item 1A — Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk— We currently maintain a portfolio of fixed and variable investments consisting of cash equivalents and short-term marketable securities, which can be affected by changes in market interest rates. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale.” Marketable securities are comprised of government securities and corporate bonds. We do not use derivative financial instruments in our investment portfolio.
     All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments in marketable securities are considered short-term investments if original maturities range over three months but less than one year.
     The following table lists our cash and cash equivalents and short-term investments at July 2, 2006:

(In thousands)
Cash and cash equivalents	$2,311
Short-term investments	5,058

Total	$7,369

     If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.
     Foreign Currency Risk— We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are generally denominated in U.S. dollars. As of July 2, 2006, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs, which could have an adverse effect on our operating results.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures— The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on in this Quarterly Report on Form 10-Q. The Company continues to implement minor changes primarily to formalize and document procedures already in place. Maintenance of disclosure controls and procedures is an ongoing process and controls and procedures may change over time. The Company also has established a Disclosure Committee, which consists of certain members of the Company’s senior management. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors
     Other than the deletion of a risk factor regarding the exploration of strategic opportunities and an update to the risk factor regarding the loss of senior management or other key personnel to reflect a recently announced resignation and hiring, there have been no material changes to the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006.
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
     We have a history of losses and we may continue to incur losses for the foreseeable future. As of July 2, 2006, our accumulated deficit was $90.3 million. We have not achieved profitability for a full fiscal year. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

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
     We are currently in the process of implementing new website and inventory planning software systems. Also, we are in the process of modifying certain internal processes for the purpose of improving our productivity and making our operations more cost efficient. However, we cannot assure you that we will be successful in these efforts. Possible cost overruns in these implementation efforts may result in higher than anticipated capital expenditures and delays in or other problems arising out of these implementations could lead to customer dissatisfaction. If we do not successfully and cost-effectively implement one or more of these intended upgrades or modified processes or if we do not achieve desired efficiencies or cost savings as a result of these changes or if attempts to enhance our website are unsuccessful or are not appealing to our customers, our business and operating results could be harmed, perhaps significantly.
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
     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Three of our former officers, Edward Schmults, our former Chief Operating Officer, Kristine Dang, our former

Executive Vice President, Merchandising and Alison May, our former Chief Executive Officer and President each resigned from RedEnvelope during fiscal 2006. In addition, Gary Korotzer, our Chief Marketing Officer, recently announced his resignation from the Company, effective August 18, 2006. We have not yet filled the marketing position formerly held by Mr. Korotzer. While we believe that these departures will have no material impact on our operations, we cannot assure you that disruptions occasioned by these departures or that running our business without certain key officers will not have an adverse impact on our operations. Our performance also depends on our ability to retain and motivate other officers and key employees. We have recently hired Ken Constable as our President and Chief Executive Officer, Frank Buettner as our Chief Operating Officer and Scott Loly, as our Vice President of Merchandising. Polly Boe, our Chief Financial Officer, has been with the Company for just over one year. We do not have long-term employment agreements with these individuals or any of our key personnel. The loss of the services of Mr. Constable, Ms. Boe, Mr. Buettner, Mr. Loly or Chris Nordquist, our general counsel, or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer sales and service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer sales and service personnel would harm our business, financial condition and results of operations. Moreover, competition is particularly intense for highly-qualified senior officers in our industry, and a variety of factors could make it difficult for us to attract the right candidates in the near term or at all. In the event that we cannot hire and retain qualified senior officers in a timely manner, our business could be adversely affected.
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
     Other parties may assert infringement or unfair competition claims against us. In the past, we have been subject to claims or received notices from third parties alleging that our trademarks or product offerings infringe proprietary rights held by them. From time to time we also receive claims, and have previously been a defendant in a lawsuit alleging that our Internet marketing program and website operations infringe patents held by third parties. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering popular products or operating our business as planned. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third-party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.
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
     We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. Since our inception, we have experienced negative cash flow from operations on a fiscal year basis and may experience negative cash flow from operations on a fiscal year basis in the future. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders could experience dilution of their ownership interests. We may also be subject to high interest rates or substantial restrictive covenants. Further, under the terms of our loan and security agreement, we are subject to certain contractual limitations with respect to raising additional capital during the term of that agreement. Any failure to obtain necessary capital on commercially reasonable terms could have severe adverse consequences on our business. Further, an inability to obtain additional financing could require us to scale back, or fail to address opportunities for expansion or enhancement of, our operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On September 24, 2003 a Registration Statement on Form S-1 (Commission File No. 333-106120) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The net proceeds to us from the offering were approximately $29.0 million after deducting underwriting discounts of $1.8 million. We used approximately $1.5 million of the net proceeds for fees related to the offering (excluding banker fees). Since the initial public offering, we have used approximately $10.3 million for purchases of property and equipment. We also use the net proceeds to fund out working capital requirements throughout the year.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The following table presents information with respect to a repurchase of common stock made by us during the three months ended April 2, 2006. Since April 2, 2006, we have not repurchased any shares of common stock.

Issuer Purchases of Equity Securities

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar
			Shares Purchased as	Value) of Shares that
	(a) Total	(b) Average	Part of Publicly	May Yet Be Purchased
	Number of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
1/2/2006-1/28/2006	—	—	—	$—
1/29/2006-2/25/2006	—	—	—	$—
2/26/2006-4/2/2006	17,728 (1)	$9.30	—	(2)

Total	17,728	$9.30	—	$—

(1)	Represents shares of common stock delivered to RedEnvelope as consideration for the payment of taxes upon the vesting of the restricted common stock granted to Ken Constable.

(2)	Additional shares of common stock will be delivered to RedEnvelope as payment of taxes then due upon the vesting of the restricted common stock granted to Ken Constable, however such number of shares cannot be determined until such vesting occurs.
Item 3. Defaults Upon Senior Securities.
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
Date: August 15, 2006

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