Form 10-Q
period 2006-10-01
REDENVELOPE INC
filed 2006-11-14
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 9,606,602 as of November 8, 2006.

RedEnvelope, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended October 1, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RedEnvelope, Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

	October 1,	April 2,	October 2,
	2006	2006	2005
	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,143	$3,277	$3,286
Short-term investments	—	6,762	10,122
Accounts receivable, net	969	1,054	792
Inventory	22,928	19,690	13,976
Prepaid catalog costs and other current assets	3,883	2,793	3,879

Total current assets	30,923	33,576	32,055
Property and equipment, net	7,607	7,255	7,473
Other assets	200	146	503

Total assets	$38,730	$40,977	$40,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,499	$9,759	$8,913
Accrued expenses and other current liabilities	2,443	2,699	3,554
Accrued compensation	1,305	1,371	770
Capital lease obligations, current	207	312	549

Total current liabilities	14,454	14,141	13,786
Capital lease obligations, long-term	456	136	39
Deferred rent	594	710	792

Total liabilities	15,504	14,987	14,617

Stockholders’ equity:
Common stock, $0.01 par value; 100 million shares authorized; 9.6 million, 9.3 million, and 9.0 million issued and outstanding as of October 1, 2006, April 2, 2006, and October 2, 2005, respectively	97	94	91
Additional paid-in capital	117,188	115,367	114,413
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(94,015)	(89,427)	(89,046)

Total stockholders’ equity	23,226	25,990	25,414

Total liabilities and stockholders’ equity	$38,730	$40,977	$40,031

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
		(In thousands, except for per share data)
Net revenues	$15,531	$13,124	$42,389	$38,102
Cost of sales	7,804	6,946	20,412	18,675

Gross profit	7,727	6,178	21,977	19,427

Operating expenses:
Fulfillment	2,787	2,233	6,206	5,638
Marketing	3,165	2,727	9,450	9,590
General and administrative	5,507	4,780	10,996	9,591

Total operating expenses	11,459	9,740	26,652	24,819

Loss from operations	(3,732)	(3,562)	(4,675)	(5,392)
Interest income, net	44	73	87	151

Net loss	$(3,688)	$(3,489)	$(4,588)	$(5,241)

Net loss per share, basic and diluted	$(0.39)	$(0.39)	$(0.49)	$(0.59)

Weighted average shares outstanding, basic and diluted	9,424	8,996	9,325	8,958
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	October 1,	October 2,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(4,588)	$(5,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,600	1,596
Stock-based compensation	1,234	6
Other non-cash charges	(75)	(12)
Changes in current assets and liabilities:
Accounts receivable, net	85	200
Inventory	(3,238)	72
Prepaid catalog costs and other current assets	(1,039)	26
Accounts payable	877	(1,131)
Accrued expenses and other current liabilities	(321)	(123)

Net cash used in operating activities	(5,465)	(4,607)

Cash Flows From Investing Activities:
Maturities of short-term investments	11,619	17,544
Purchases of short-term investments	(4,857)	(13,315)
Purchases of property and equipment	(1,594)	(1,447)

Net cash provided by investing activities	5,168	2,782

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	590	621
Principal payments on capital lease obligations	(283)	(317)
Payment of debt issuance costs	(144)	—

Net cash provided by financing activities	163	304

Net decrease in cash and cash equivalents	(134)	(1,521)
Cash and cash equivalents at beginning of period	3,277	4,807

Cash and cash equivalents at end of period	$3,143	$3,286

Supplemental Cash Flow Information:
Cash paid for interest	$49	$51
Supplemental Non-Cash Investing and Financing Activities:
Property and equipment acquired through capital lease transactions	$498	$36
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements — Basis of Presentation
     The condensed balance sheets of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”) as of October 1, 2006 and October 2, 2005, the condensed statements of operations for the thirteen and twenty-six week periods ended October 1, 2006 and October 2, 2005, and the condensed statements of cash flows for the twenty-six week periods ended October 1, 2006 and October 2, 2005 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six week periods then ended. The balance sheet at April 2, 2006, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K, for the fiscal year ended April 2, 2006.
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
     The results of operations for the thirteen and twenty-six weeks ended October 1, 2006 are not indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.
     Our fiscal year ends on the Sunday closest to March 31, resulting in a 52 or 53 week year. Fiscal 2006 ended on April 2, 2006 and was 52 weeks long. Fiscal 2007 will end on April 1, 2007 and will be 52 weeks long. We report our interim results on a fiscal quarter basis where each of the first three fiscal quarters is thirteen weeks long, ending on the Sunday closest to the calendar quarter end, with the fourth fiscal quarter covering the remaining part of the fiscal year.
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
     Loss Per Share — For all periods presented, basic net loss per share equals diluted net loss per share because the effect of stock options, unvested shares and warrants outstanding would have been antidilutive. The weighted average number of stock options, unvested shares and warrants outstanding excluded from the calculation for the thirteen weeks ended October 1, 2006 and October 2, 2005, were approximately 1.6 million and 1.5 million, respectively. The weighted average number of stock options, unvested shares and warrants outstanding excluded from the calculation for the twenty-six weeks ended October 1, 2006 and October 2, 2005, were approximately 1.6 million and 1.4 million, respectively.
     Investments — All of the Company’s investments are considered available-for-sale. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income. As of October 1, 2006, there were no unrealized gains or losses related to available-for-sale short-term investments. Short-term investments are comprised of auction rate securities with an auction maturity of three months or less but an underlying long-term maturity.
     There were no realized gains or losses during the thirteen and twenty-six weeks ended October 1, 2006 and October 2, 2005.

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
     In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not.” The term “more-likely-than-not” means there exists a likelihood of more than 50 percent that the position will be sustained upon review by the taxing authority based solely on its technical merits as of the reporting date. The Interpretation will be effective for the Company beginning in fiscal 2008. We are assessing the impact of the adoption of FIN No. 48 on our financial position and results of operations.
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
     Effective April 3, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123(R) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to April 3, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (1) amortization related to the unvested portion of all stock option awards granted prior to April 3, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) amortization related to all stock option awards granted subsequent to April 3, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, the Company records compensation expense over the offering period, in connection with shares issued under its Employee Stock Purchase Plan.
     The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options using the straight-line method. The Company’s loss from operations and net loss for the thirteen weeks ended October 1, 2006, included $0.6 million of stock-based compensation for stock options and $0.1 million of stock-based compensation for restricted stock awards. The Company’s loss from operations and net loss for the twenty-six weeks ended October 1, 2006, included $1.1 million of stock-based compensation for stock options and $0.2 million of stock-based compensation for restricted stock awards. Stock-based compensation costs for the thirteen and twenty-six weeks ended October 1, 2006 were included in general and administrative expenses.
     For stock options granted prior to the adoption of SFAS No. 123(R), if compensation expense for the Company’s various stock option plans had been determined based upon the fair value recognition provisions of SFAS No. 123, the Company’s pro forma net loss, and basic and diluted loss per share for the thirteen and twenty-six weeks ended October 2, 2005 would have been as follows:

	Thirteen Weeks	Twenty-six Weeks
	Ended	Ended
	(In thousands, except per share data)
Net loss — as reported	$(3,489)	$(5,241)
Stock-based employee compensation included in reported net loss	2	6
Stock-based compensation expense determined under fair value method	(420)	(876)

Pro forma net loss	$(3,907)	$(6,111)

Basic and diluted loss per share
As reported	$(0.39)	$(0.59)
Pro forma	$(0.43)	$(0.68)
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
     The Directors Stock Option Plan is intended to be a formula award plan providing for the grant of nonstatutory stock options to non-employee members of our Board of Directors. Initial option grants vest 25% on each of the first four anniversaries of the date of grant, and annual option grants vest 100% on the day before the first anniversary of the grant date. The Company has registered 449,615 shares of $0.01 par value common stock for the Directors Stock Option Plan.
     As of October 1, 2006 there were 327,185 shares available under The Plans for future grant.
     In March 2006, the Company granted 125,000 common stock options to the Chief Operating Officer. The exercise price of these options is $9.56, and they will vest 25% six months after the commencement of his employment with the Company and thereafter become exercisable in equal monthly installments over the remaining 42 months for so long as he is employed by the Company. This grant was not made pursuant to any of the Company’s equity compensation plans.
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Stock Option Valuation Assumptions:	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Expected volatility	55.7%	59.3%	55.7% — 56.8%	59.3%
Dividend yield	0%	0%	0%	0%
Expected term	3.8 – 5.7 years	4.0 years	3.8 – 5.7 years	4.0 years
Risk-free interest rate	4.5% — 5.1%	4.0%	4.5% — 5.2%	4.0%

     As of October 1, 2006, there was $4.6 million of total unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized on a straight-line basis over a weighted average period of 3.1 years.
     A summary of stock option activity for the twenty-six weeks ended October 1, 2006 is presented as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Term (Years)	Value
	(in thousands)			(in thousands)
Balance, April 2, 2006	1,560	$8.65
Granted	438	8.61
Cancelled	(135)	11.76
Exercised	(280)	1.85

Balance, October 1, 2006	1,583	$9.55	8.59	$424

Exercisable, October 1, 2006	534	$9.73	7.60	$258
     The weighted average fair value of stock options granted during the thirteen weeks ended October 1, 2006 and October 2, 2005, were $4.20 and $4.95, respectively. The weighted average fair value of stock options granted during the twenty-six weeks ended October 1, 2006 and October 2, 2005, were $4.29 and $4.89, respectively. The aggregate intrinsic value of options exercised during the twenty-six weeks ended October 1, 2006 and October 2, 2005 was $2.3 million and $0.5 million, respectively. The aggregate intrinsic value of options exercised was determined as of the date of option exercise.
Employee Stock Purchase Plan
     Under the Company’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement date or the purchase date of the offering period. Upon adoption of SFAS No. 123(R), the Employee Stock Purchase Plan has been treated as a compensatory plan. Compensation expense related to the Employee Stock Purchase Plan was approximately $11,000 and $22,000 for the thirteen and twenty-six weeks ended October 1, 2006, respectively.
     The weighted average fair value of the purchase rights granted during both the thirteen and twenty-six weeks ended October 1, 2006 was $2.82, and was calculated using the Black-Scholes valuation model and the valuation assumptions noted in the table below.

Expected volatility	32.6% — 40.5%
Dividend yield	0%
Expected term	0.5 years
Risk-free interest rate	4.1% — 4.7%
     The Company has registered 583,374 shares of $0.01 par value common stock for the Employee Stock Purchase Plan and as of October 1, 2006, there were 542,813 shares available for future grant.
4. Borrowing Arrangements
     On June 26, 2006, the Company entered into a loan and security agreement with a lender that provides for a senior secured revolving credit facility in an amount equal to the lesser of $12.5 million or an amount determined under a borrowing base formula. The borrowing base formula is determined by the sum of the appraised net retail liquidation value of eligible inventory and eligible credit card accounts receivable, less applicable reserves. As of October 1, 2006, the borrowing base reflected an availability of $8.2 million. Interest will accrue on amounts borrowed under the credit facility at the prime lending rate or a LIBOR rate plus an applicable margin. The loan and security agreement provides for certain events of default, sets forth affirmative and negative covenants, including without limitation certain financial covenants, to which the Company must adhere and expires in June 2010. The loan and security agreement also contains a covenant that prohibits the Company from paying cash dividends to stockholders. Borrowings will be secured by a first priority interest in all of the Company’s assets, tangible and intangible, and proceeds realized from the sale or other disposition thereof. As of October 1, 2006 the Company had no borrowings under the revolving credit facility.
5. Legal Proceedings
     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Forward-Looking Statements
     This report, together with the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such statements are based upon current expectations and involve risks and uncertainties. Any statements contained in this report that are not purely statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements may include but are not limited to statements regarding our future operations and enhancements, product or service offerings, business, financial condition, results of operations and prospects. Additionally, statements concerning possible changes in applicable rules or legislation are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimate,” “may,” “should,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All forward-looking statements in this report are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Actual results and the timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in this report under “Risk Factors,” and elsewhere in this report, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
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
     Our net revenues increased 18.3% from the second quarter of fiscal 2006 to $15.5 million in the second quarter of fiscal 2007, primarily due to a strong summer sale event and increased demand for our products resulting from marketing efforts through our online marketing, catalog and email campaigns.
     Gross margins increased to 49.8% of net revenues in the second quarter of fiscal 2007 from 47.1% of net revenues in the same period last fiscal year. The increase is a result of tight management of our regular and sale item margins, while expanding our shipping margins.
     Fulfillment expenses were $2.8 million and $2.2 million for the thirteen weeks ended October 1, 2006 and October 2, 2005, respectively, representing 17.9% and 17.0% of net revenues, respectively. The increase in fulfillment expenses in dollars and as a percentage of net revenues was due to increased personalization training and capacity expansion in preparation for the holiday selling season.
     Our marketing expenses decreased to 20.4% of net revenues in the second quarter of fiscal 2007 from 20.8% of net revenues in the second quarter of fiscal 2006 primarily as a result of improved efficiencies across all channels.
     General and administrative expenses in the second quarter of fiscal 2007 increased to $5.5 million, representing 35.5% of net revenues, from $4.8 million, representing 36.4% of net revenue, in the second quarter of fiscal 2006, mainly due to $0.6 million in stock option expenses as a result of adopting SFAS No. 123(R) during the first quarter of fiscal 2007.
     For the remainder of fiscal year 2007, we will continue to focus our strategic attention on the relationship-building essence of gift-giving, simplifying our business, and executing with excellence. We continue to increase financial accountability within the Company and have implemented a more disciplined approach to financial and operations management. We also currently plan to focus on the following priorities: improving product margins by continuing to shift our product mix to higher margin products developed by our in-

house team and sourced overseas, improving shipping margins and reducing shipping promotions, increasing the efficiency of our current catalog circulation by focusing on the most efficient retention and acquisition catalog customers and evaluating and testing new off-line and on-line channels for efficient new customer acquisitions.
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
Critical Accounting Policies
     Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. There have been no significant changes to the critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended April 2, 2006, except for the adoption of SFAS No. 123(R) as discussed below.
New Accounting Pronouncements
     On April 3, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), which requires us to measure compensation cost for all share-based payments, including stock options, at fair value. Accordingly, in the first quarter of fiscal 2007, we began recording compensation expense for all stock based awards under the modified prospective transition method. In the first twenty-six weeks of fiscal 2007, the adoption of this Statement resulted in additional stock-based compensation expense of $1.1 million and is included in general and administrative expense.
     See Note 2 of our accompanying financial statements for further discussion of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.
Results of Operations
     The following table sets forth our statements of operations data for the thirteen and twenty-six weeks ended October 1, 2006 and October 2, 2005, expressed as a percentage of net revenues.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Statements of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.2	52.9	48.2	49.0

Gross profit	49.8	47.1	51.8	51.0
Operating expenses:
Fulfillment	17.9	17.0	14.6	14.8
Marketing	20.4	20.8	22.3	25.2
General and administrative	35.5	36.4	25.9	25.2

Total operating expenses	73.8	74.2	62.9	65.1

Loss from operations	(24.0)	(27.1)	(11.0)	(14.2)
Interest income, net	0.3	0.6	0.2	0.4

Net loss	(23.7)%	(26.6)%	(10.8)%	(13.8)%

Quarter Ended October 1, 2006 Compared to Quarter Ended October 2, 2005
Net Revenues
     Net revenues are comprised of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for delivering the product. Our gift-wrap revenue consists of amounts we charge our customers for our signature red gift boxes.
     Net revenues were $15.5 million and $13.1 million for the thirteen weeks ended October 1, 2006 and October 2, 2005, respectively, representing an 18.3% increase. The increase in net revenues reflects a strong summer sale event and increased demand for our products resulting from marketing efforts through our online marketing, catalog and email campaigns. Online and email revenues, as well as revenues from customers who receive our catalogs, grew over the second quarter of the prior fiscal year, with the online and email portions of the business growing faster than the catalog portion of the business. Also contributing to the increase in net revenues over the second fiscal quarter of the prior year were increased revenues from BGS. During the second quarter of fiscal 2007, the Company experienced a 12.6% increase in orders shipped over the second quarter of fiscal 2006 and a 5.1% increase in average revenue per order shipped which was primarily due to an increase in the average number of items per order. Our customer file increased by approximately 62,000 from the end of the first quarter of fiscal 2007 to approximately 3.1 million as of October 1, 2006.
Cost of Sales
     Cost of sales consists of the cost of the product sold, inbound and outbound freight and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment.
     Cost of sales was $7.8 million and $6.9 million for the thirteen weeks ended October 1, 2006 and October 2, 2005, respectively, representing 50.2% and 52.9% of net revenues, respectively. The decrease in cost of sales as a percentage of net revenues was due to an increase in our shipping margins over the comparable period last year resulting from increased shipping prices and more favorable shipping rates from our carriers.
Operating Expenses
     Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer sales and service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred at our distribution center and customer sales and service facility.
     Fulfillment expenses were $2.8 million and $2.2 million for the thirteen weeks ended October 1, 2006 and October 2, 2005, respectively, representing 17.9% and 17.0% of net revenues, respectively. The increase in dollars and as a percentage of net revenues was primarily the result of increased personalization training and capacity expansion in our distribution center in preparation for the holiday season. If we are unable to continue to improve the efficiency of the fulfillment process or if we are unable to service the higher order volumes we anticipate during the remainder of fiscal year 2007, our business and operating results could be materially harmed.
     Marketing. Marketing expenses consist primarily of online, email and catalog programs as well as public relations, and other promotional expenditures, and advertising.
     Marketing expenses were $3.2 million and $2.7 million for the thirteen weeks ended October 1, 2006 and October 2, 2005, respectively, representing 20.4% and 20.8% of net revenues, respectively. The decrease in marketing expenses as a percentage of net revenues reflects our shift in mix of marketing spending more towards our online and email campaigns plus our improved efficiencies across all marketing channels. If we are unsuccessful in efficiently generating sufficient revenues through our marketing vehicles, our operating results will be adversely affected.
     General and Administrative. General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer sales and service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our corporate headquarters, travel, depreciation, and other general corporate expenditures.
     General and administrative expenses were $5.5 million and $4.8 million for the thirteen weeks ended October 1, 2006 and October 2, 2005, respectively, representing 35.5% and 36.4% of net revenues, respectively. The increase in general and administrative expenses in dollars was primarily due to $0.6 million, representing 3.6% of net revenues, in stock option expenses during the second quarter of fiscal 2007, as required by SFAS No. 123(R). The decrease in general and administrative expenses as a percentage of net revenues reflects our ability to spread fixed general and administrative expenses over increased net revenues.

Twenty-six Weeks Ended October 1, 2006 Compared to Twenty-six Weeks Ended October 2, 2005
Net Revenues
     Net revenues were $42.4 million and $38.1 million for the twenty-six weeks ended October 1, 2006 and October 2, 2005, respectively, representing an 11.3% increase. The increase was mainly attributable to a shift in our product offerings toward products with a higher price point and a strong summer sale event during the second quarter of fiscal 2007. The increase in net revenues also reflects increased demand for our products resulting from marketing efforts through our online marketing, catalog and email campaigns. Both online and email revenues, as well as revenues from customers who receive our catalogs grew over the first half of the prior fiscal year, with the online portion of the business growing faster than the catalog portion of the business. Also contributing to the increase in net revenues over prior year were increased revenues from BGS. During the first half of fiscal 2007, the Company experienced a 5.9% increase in orders shipped over the first half of fiscal 2006 and a 5.1% increase in average revenue per order shipped which was primarily due to an increase in the average number of items per order. Our customer file increased from approximately 2.5 million as of October 2, 2005 to approximately 3.1 million as of October 1, 2006.
Cost of Sales
     Cost of sales was $20.4 million and $18.7 million for the twenty-six weeks ended October 1, 2006 and October 2, 2005, respectively, representing 48.2% and 49.0% of net revenues, respectively. The decrease in cost of sales as a percentage of net revenues was due to an increase in our shipping margins over the comparable period last year resulting from increased shipping prices and more favorable shipping rates from our carriers.
Operating Expenses
     Fulfillment. Fulfillment expenses were $6.2 million and $5.6 million for the twenty-six weeks ended October 1, 2006 and October 2, 2005, respectively, representing 14.6% and 14.8% of net revenues, respectively. The decrease in fulfillment expenses as a percentage of net revenues was due to increased operating efficiencies in warehouse management and the Company’s ability to spread fixed fulfillment costs over increased net revenues. The increase in dollars was a result of increased personalization training and capacity expansion in our distribution center in the second quarter in preparation for the holiday season. If we are unable to continue to improve the efficiency of the fulfillment process or if we are unable to service the higher order volumes we anticipate during the remainder of fiscal year 2007, our business and operating results could be materially harmed.
     Marketing. Marketing expenses were $9.5 million and $9.6 million for the twenty-six weeks ended October 1, 2006 and October 2, 2005, respectively, representing 22.3% and 25.2% of net revenues, respectively. The decrease in marketing expenses as a percentage of net revenues primarily is a result of the Company completing an awareness advertising campaign in the first quarter of fiscal 2006, while we did not engage in a similar advertising campaign during the first quarter of fiscal 2007. During the first half of fiscal 2007, we shifted the mix of our marketing spending more towards our online and email campaigns. If we are unsuccessful in generating sufficient revenues through our marketing vehicles, our operating results will be adversely affected.
     General and Administrative. General and administrative expenses were $11.0 million and $9.6 million for the twenty-six weeks ended October 1, 2006 and October 2, 2005, respectively, representing 25.9% and 25.2% of net revenues, respectively. The increase in general and administrative expenses in dollars and as a percentage of net revenues was primarily due to $1.1 million, representing 2.5% of net revenues, in stock option expenses during the first half of fiscal 2007, as required by SFAS No. 123(R). Also contributing to the increase in general and administrative expenses was other stock-based compensation costs of $0.2 million related to restricted stock which was not incurred during the first half of fiscal 2006.
Liquidity and Capital Resources
     Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer spending during the holiday season. As a result, our cash balances are seasonal in nature, with the third fiscal quarter containing both our peak borrowing needs for the year as we build inventory for the holiday selling season and our highest level of cash upon conclusion of this season. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December. In addition to our current cash balances on hand, we have a revolving credit facility, which is described more fully in Note 4 to the financial statements contained in this report.
     Cash Flows From Operating Activities — Net cash flows used in operating activities were $5.5 million and $4.6 million for the twenty-six weeks ended October 1, 2006 and October 2, 2005, respectively. The increase in cash flows used in operating activities represents changes in working capital, due primarily to earlier inventory purchases compared to the prior year, resulting in more core products on hand which are expected to be sold during the upcoming holiday season. Additionally, the change in working capital as compared to last year reflects the timing of spending for the awareness advertising campaign that occurred in the first quarter of fiscal 2006. These changes are partially offset by a lower net loss in the first half of fiscal 2007 as compared to the same period last year.
     Cash Flows From Investing Activities — Net cash flow provided by investing activities was $5.2 million and $2.8 million for the twenty-six weeks ended October 1, 2006 and October 2, 2005, respectively. Cash provided by investing activities consisted of purchases and maturities of investments as well as capital expenditures for property and equipment. In the first twenty-six weeks of fiscal 2007, we spent approximately $1.6 million for various software investments for our website and inventory planning functions and investments in our fulfillment center. We currently anticipate spending an additional $2.0 million during the remainder of fiscal 2007 related primarily to these projects which we believe will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, this may hinder our ability to process and fulfill customer orders as well as to complete critical financial processing transactions, which could result in additional expenditures. Although we believe these estimates of expenditures which could adversely affect our business to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater.
     Cash Flows From Financing Activities — Net cash flows provided by financing activities were $0.2 million and $0.3 million for the twenty-six weeks ended October 1, 2006 and October 2, 2005, respectively. For both periods, net cash flows from financing activities consisted of proceeds from the exercises of stock options which were partially offset by payments on capital lease obligations. For the first twenty-six weeks of fiscal 2007, net cash flows provided by financing activities also included payments for debt issuance costs of $0.1 million in connection with obtaining our revolving credit facility.
     Revolving Credit Facility — We have in place a revolving credit facility with a lender, the terms of which are described more fully in Note 4 to the financial statements contained in this report. As of October 1, 2006 we had no borrowings under the revolving credit facility.
     We currently believe that the cash currently on hand and the cash available to us through our revolving credit facility will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash generated from operations and cash available to us through our revolving credit facility to fund operations and capital expenditures. Additionally, equity and or additional debt may need to be obtained to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital would have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. For a discussion of these and other risks related to our capital resources, see “Part II, Item 1A — Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk— We have had a portfolio of fixed and variable investments consisting of cash equivalents and short-term marketable securities, which can be affected by changes in market interest rates. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade and government debt securities. Our investments in debt securities are subject to interest rate risk. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale.” Marketable securities are comprised of government securities and corporate bonds. We do not use derivative financial instruments in our investment portfolio.
     All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments in marketable securities are considered short-term investments if original maturities range over three months but less than one year.
     The following table lists our cash and cash equivalents and short-term investments at October 1, 2006:

(In thousands)
Cash and cash equivalents	$3,143
Short-term investments	—

Total	$3,143

     If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.
     Foreign Currency Risk— We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are generally denominated in U.S. dollars. As of October 1, 2006, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs, which could have an adverse effect on our operating results.

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
Item 1A. Risk Factors
     Other than the deletion of a risk factor regarding the exploration of strategic opportunities and an update to the risk factor regarding the loss of senior management or other key personnel, there have been no material changes to the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006.
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
     We have a history of losses and we may continue to incur losses for the foreseeable future. As of October 1, 2006, our accumulated deficit was $94.0 million. We have not achieved profitability for a full fiscal year since our inception. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

Because we experience seasonal fluctuations in our net sales, our quarterly results will fluctuate and our annual performance will depend largely on results from one quarter.
     Our business is highly seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a substantial portion of our net revenues occur during our third fiscal quarter ending around December 31. We generally experience lower net revenues during the first, second and fourth fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. The third fiscal quarter accounted for approximately 47% of net revenues in the fiscal year ended April 2, 2006. We cannot predict with certainty what percentage of our total net revenues for fiscal year 2007 will be represented by our third fiscal quarter revenues. In anticipation of increased sales activity during the third fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. If sales for the third fiscal quarter do not meet anticipated levels, then increased expenses may not be offset, which would adversely affect our financial condition. If we were to experience lower than expected sales during our third fiscal quarter, for whatever reason, it would have a disproportionately large negative impact on our annual operating results and financial condition for that fiscal year. If our net revenues during our third fiscal quarter were to fall below projections or the expectations of securities analysts, our stock price could decline, perhaps significantly.
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
     Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events (such as natural disasters or terrorist attacks), and errors in usage by our employees and customers. The uninterrupted operation of our computer and communications hardware and software systems may also be dependent upon the continued performance of third party vendors and/or service providers with whom we have contracted. In the event that one of our third party service providers fails for any reason to perform its obligations in a timely or efficient manner, or at all, our operations could be interrupted or adversely affected or we could be required to incur additional, unanticipated costs. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in San Francisco, California. In the event that this service provider experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we could be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. We eliminated the redundant data center that we had in Cincinnati, Ohio and during the second quarter of fiscal 2007 we established a failover system at our primary data center for all of our production systems. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant loss of data or interruption in the availability or functionality of our website, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business and operating results. And, any significant additional expenses incurred as a result of any failure by a third party to perform obligations in a timely or efficient manner or any significant costs associated with finding a new vendor or service provider or taking over responsibilities ourselves would have an adverse impact on our business, financial condition and operating results.
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
     We have rapidly and significantly expanded our operations, and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address market opportunities and desired growth in our customer base. Prior expansion has placed, and any future expansion is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers and senior management personnel have no prior senior management experience at public companies. We have experienced significant turnover among our executive officers in recent years and our President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer have only been with the Company for a short period of time. In addition, we have hired a number of key managerial, merchandising, technical, finance, accounting and operations personnel in the recent past. As a result, key members of our management and employee team are still in the process of being integrated into our operations. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal controls and procedures required by the Sarbanes Oxley Act of 2002. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets, technologies or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt or make it more difficult to plan and forecast our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, including integration of new personnel, implement proper controls and systems in an efficient manner, or successfully integrate any assets, technologies or businesses that we may acquire, or if we acquire assets, technologies or business that do not prove complimentary to us, our business, financial condition and results of operations would be affected adversely.
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
     If we fail to upgrade our website in a timely manner to accommodate higher volumes of traffic, our website performance could suffer and we may lose customers. In addition, if we fail to expand the computer systems that we use to process and ship customer orders and process customer payments, we may not be able to fulfill any potential growth in customer orders successfully. As a result, we could lose customers and our net revenues could decline. Further, to remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements, or if new industry standards and practices emerge, our existing website and systems may become obsolete or unattractive. Developing and enhancing our website and other systems entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. If we are unsuccessful in upgrading our systems to accommodate higher traffic or developing or implementing new technologies that enable us to meet evolving industry standards and remain competitive, our operating results would be seriously harmed.
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
     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Three of our former officers, Edward Schmults, our former Chief Operating Officer, Kristine Dang, our former Executive Vice President, Merchandising and Alison May, our former Chief Executive Officer and President each resigned from RedEnvelope during fiscal 2006. In addition, Gary Korotzer, our Chief Marketing Officer, resigned from the Company in

August 2006. We have not yet filled the marketing position formerly held by Mr. Korotzer. While we believe that these departures will have no material impact on our operations, we cannot assure you that disruptions occasioned by these departures or that running our business without certain key officers will not have an adverse impact on our operations. Our performance also depends on our ability to retain and motivate other officers and key employees. We have recently hired Ken Constable as our President and Chief Executive Officer, Frank Buettner as our Chief Operating Officer and Scott Loly, as our Vice President of Merchandising. Polly Boe, our Chief Financial Officer, has been with the Company since April 2005. We do not have long-term employment agreements with these individuals or any of our key personnel. The loss of the services of Mr. Constable, Ms. Boe, Mr. Buettner or Mr. Loly or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer sales and service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer sales and service personnel would harm our business, financial condition and results of operations. Moreover, competition is particularly intense for highly-qualified senior officers in our industry, and a variety of factors could make it difficult for us to attract the right candidates in the near term or at all. In the event that we cannot hire and retain qualified senior officers in a timely manner, our business could be adversely affected.
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
     During the first twenty-six weeks of fiscal 2007, approximately 80% of our customer orders were placed through our website. Our long-term prospects therefore depend upon the general public’s increasing willingness to use the Internet as a means to purchase goods. The failure of the Internet to continue to develop into an effective and reliable tool for consumer purchases would seriously damage our future operations. Online commerce is a relatively new concept, and online purchases may decline or fail to increase as projected. The future of online commerce is uncertain, many online commerce companies have ceased operations in recent years and most existing online commerce companies have a relatively short operating history. If consumers are unwilling to use the Internet to purchase retail products, our business will be significantly harmed.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s 2006 Annual Meeting of Stockholders was held on August 25, 2006.
At the Company’s 2006 Annual Meeting of Stockholders, the stockholders took the following actions:
(I)	The stockholders elected each of the following persons by the vote indicated to serve as a director of the company until the next Annual Meeting of Stockholders or until his or her successor is elected and qualified, or until their earlier removal, resignation or disqualification:

Name	For	Withheld
Ken Constable	7,361,133	8,766
Michael Dunn	6,485,102	884,797
Karen Edwards	6,483,991	885,908
Scott Galloway	6,485,102	884,797
Joseph Gandolfo	6,485,102	884,797
Greggory Hammann	6,485,102	884,797
Brett Hendrickson	7,362,294	7,605
Daniel R. Lyle	6,485,102	884,797
John Pound	6,483,941	885,958
(II)	The stockholders ratified, by the vote indicated below, the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company’s fiscal year ending April 1, 2007:

For	Against	Abstain	Broker Non-vote
7,365,807	4,093	4,093	0
Item 5. Other Information.
On August 7, 2006, RedEnvelope, Inc. (the “Company”) entered into the First Amendment to Lease Agreement with DCT Creekside III LLC effective as of August 1, 2006 (the “Lease Amendment”). This Lease Amendment amended the Lease Agreement with Creekside III LLC effective as of April 1, 2004, under which the Company leases approximately 238,674 square feet of space where it houses its distribution center. The Lease Amendment extended the term of this Lease by 12 months until July 31, 2007 at a monthly base rent of $68,618.78.
     The foregoing description of the Lease Amendment is qualified in its entirety by reference to the provisions of the First Amendment to Lease Agreement between DCT Creekside III LLC and RedEnvelope, Inc. attached as Exhibit 10.65 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits

10.65	First Amendment to Lease Agreement effective August 1, 2006 between DCT Creekside III LLC and RedEnvelope, Inc.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDENVELOPE, INC.
By:	/s/ Polly Boe
Polly Boe
Chief Financial Officer
Date: November 14, 2006

EXHIBIT INDEX

10.65	First Amendment to Lease Agreement effective August 1, 2006 between DCT Creekside III LLC and RedEnvelope, Inc.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002