Form 10-Q
period 2006-12-31
REDENVELOPE INC
filed 2007-02-13
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 9,632,622 as of February 9, 2007.

RedEnvelope, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RedEnvelope, Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	April 2,	January 1,
	2006	2006	2006
	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,471	$3,277	$10,527
Short-term investments	—	6,762	18,326
Accounts receivable, net	3,300	1,054	2,705
Inventory	14,466	19,690	15,487
Prepaid catalog costs and other current assets	3,081	2,793	2,643

Total current assets	44,318	33,576	49,688
Property and equipment, net	7,682	7,255	7,499
Other assets	193	146	432

Total assets	$52,193	$40,977	$57,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,728	$9,759	$17,197
Accrued expenses and other current liabilities	5,062	2,699	8,025
Accrued compensation	1,922	1,371	1,207
Capital lease obligations, current	207	312	505

Total current liabilities	21,919	14,141	26,934
Capital lease obligations, long-term	403	136	168
Deferred rent	548	710	751

Total liabilities	22,870	14,987	27,853

Stockholders’ equity:
Common stock, $0.01 par value; 100 million shares authorized; 9.6 million, 9.3 million, and 9.1 million issued and outstanding as of December 31, 2006, April 2, 2006, and January 1, 2006, respectively	97	94	91
Additional paid-in capital	117,978	115,367	114,663
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(88,708)	(89,427)	(84,944)

Total stockholders’ equity	29,323	25,990	29,766

Total liabilities and stockholders’ equity	$52,193	$40,977	$57,619

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
	(In thousands, except for per share data)
Net revenues	$56,987	$53,029	$99,376	$91,131
Cost of sales	26,157	25,308	46,569	43,983

Gross profit	30,830	27,721	52,807	47,148

Operating expenses:
Fulfillment	7,449	6,939	13,655	12,577
Marketing	12,569	12,090	22,019	21,680
General and administrative	5,519	4,617	16,515	14,208

Total operating expenses	25,537	23,646	52,189	48,465

Income (loss) from operations	5,293	4,075	618	(1,317)
Interest income, net	14	27	101	178

Net income (loss)	$5,307	$4,102	$719	$(1,139)

Net income (loss) per share, basic	$0.56	$0.45	$0.08	$(0.13)

Net income (loss) per share, diluted	$0.56	$0.43	$0.08	$(0.13)

Weighted average shares outstanding, basic	9,458	9,025	9,369	8,981
Weighted average shares outstanding, diluted	9,488	9,500	9,477	8,981
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	December 31,	January 1,
	2006	2006
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$719	$(1,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,357	2,352
Stock-based compensation	1,921	8
Other non-cash charges	(114)	(20)
Changes in current assets and liabilities:
Accounts receivable, net	(2,246)	(1,605)
Inventory	5,224	(1,439)
Prepaid catalog costs and other current assets	(237)	1,299
Accounts payable	5,302	6,930
Accrued expenses and other current liabilities	2,914	4,785

Net cash provided by operating activities	15,840	11,171

Cash Flows From Investing Activities:
Maturities of short-term investments	11,619	30,764
Purchases of short-term investments	(4,857)	(34,739)
Purchases of property and equipment	(2,620)	(1,730)

Net cash provided by (used in)investing activities	4,142	(5,705)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	692	761
Principal payments on capital lease obligations	(336)	(507)
Proceeds from line of credit	6,700	—
Repayment of line of credit	(6,700)	—
Payment of debt issuance costs	(144)	—

Net cash provided by financing activities	212	254

Net increase in cash and cash equivalents	20,194	5,720
Cash and cash equivalents at beginning of period	3,277	4,807

Cash and cash equivalents at end of period	$23,471	$10,527

Supplemental Cash Flow Information:
Cash paid for interest	$101	$88
Supplemental Non-Cash Investing and Financing Activities:
Property and equipment acquired through capital lease transactions	$498	$311
Common stock option exercise receivable	$—	$108
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements — Basis of Presentation
     The condensed balance sheets of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”) as of December 31, 2006 and January 1, 2006, the condensed statements of operations for the thirteen and thirty-nine week periods ended December 31, 2006 and January 1, 2006, and the condensed statements of cash flows for the thirty-nine week periods ended December 31, 2006 and January 1, 2006 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine week periods then ended. The balance sheet at April 2, 2006, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K, for the fiscal year ended April 2, 2006.
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
     The results of operations for the thirteen and thirty-nine weeks ended December 31, 2006 are not indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.
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
     Net Income (Loss) Per Share — Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares issuable upon the exercise of outstanding common stock options and unvested restricted stock. For loss periods, basic net loss per share equals diluted net loss per share because the effect of stock options, unvested shares and warrants outstanding would have been anti-dilutive.
     The following is a reconciliation of net income (loss) and the number of shares used in the basic and diluted earnings per share computations:

	Net Income	Weighted	Per Share
Dollars and amounts in thousands, except per share amounts	(Loss)	Average Shares	Amount

Thirteen weeks ended December 31, 2006
Basic	$5,307	9,458	$0.56
Effect of dilutive stock-based awards		30
Diluted	$5,307	9,488	$0.56

Thirteen weeks ended January 1, 2006
Basic	$4,102	9,025	$0.45
Effect of dilutive stock-based awards		475
Diluted	$4,102	9,500	$0.43

Thirty-Nine weeks ended December 31, 2006
Basic	$719	9,369	$0.08
Effect of dilutive stock-based awards		108
Diluted	$719	9,477	$0.08

Thirty-Nine weeks ended January 1, 2006
Basic and Diluted	$(1,139)	8,981	$(0.13)
     The number of stock options and warrants outstanding with an exercise price greater than the average market price of common shares were approximately 1.0 million and 0.3 million for the thirteen weeks ended December 31, 2006 and January 1, 2006, respectively, and 0.8 million and 0.4 million for the thirty-nine weeks ended December 31, 2006 and January 1, 2006, respectively, and were excluded from the calculation of diluted earnings per share, as their inclusion would be anti-dilutive.
     Investments — All of the Company’s investments are considered available-for-sale. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income. Short-term investments are comprised of auction rate securities with an auction maturity of three months or less but an underlying long-term maturity.
     There were no realized gains or losses during the thirteen and thirty-nine weeks ended December 31, 2006 and January 1, 2006.
     New Accounting Pronouncements — Effective April 3, 2006, as required, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment , (“SFAS No. 123(R)”). Under the fair value recognition provisions of this statement, compensation cost for all stock-based employee compensation arrangements is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company determines the fair value of such awards using the Black-Scholes valuation model. The Black-Scholes valuation model incorporates certain assumptions such as expected term of options, expected volatility, risk-free interest rate and expected dividend yield in order to determine a fair value estimate. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future stock price volatility and employee stock option exercise behaviors.
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
     In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not.” The term “more-likely-than-not” means there exists a likelihood of more than 50 percent that the position will be sustained upon review by the taxing authority based solely on its technical merits as of the reporting date. The Interpretation will be effective for the Company beginning in fiscal 2008. We are assessing the impact, if any, of the adoption of FIN No. 48 on our financial position and results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides the Staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. The evaluation requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006; however, we do not expect the adoption of SAB No. 108 to have a material effect on our financial position and results of operations.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 only applies to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments, and measurements that are similar to, but not intended to be, fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS No. 157; however, we do not expect the adoption of SFAS No. 157 to have a material effect on our financial position and results of operations.
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
     The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options using the straight-line method. The Company’s income from operations and net income for the thirteen weeks ended December 31, 2006, included $0.6 million of stock-based compensation for stock options and $0.1 million of stock-based compensation for restricted stock awards. The Company’s income from operations and net income for the thirty-nine weeks ended December 31, 2006, included $1.7 million of stock-based compensation for stock options and $0.2 million of stock-based compensation for restricted stock awards. Stock-based compensation costs for the thirteen and thirty-nine weeks ended December 31, 2006 were included in general and administrative expenses.
     For stock options granted prior to the adoption of SFAS No. 123(R), if compensation expense for the Company’s various stock option plans had been determined based upon the fair value recognition provisions of SFAS No. 123, the Company’s pro forma net income (loss), and basic and diluted income (loss) per share for the thirteen and thirty-nine ended January 1, 2006 would have been as follows:

	Thirteen	Thirty-nine
	Weeks	Weeks
	Ended	Ended
	(In thousands, except per share data)
Net income (loss) — as reported	$4,102	$(1,139)
Stock-based employee compensation included in reported net income (loss)	2	8
Stock-based compensation expense determined under fair value method	(430)	(1,306)

Pro forma net income (loss)	$3,674	$(2,437)

Basic and diluted income (loss) per share:
As reported, basic	$0.45	$(0.13)
As reported, diluted	$0.43	$(0.13)
Pro forma, basic	$0.41	$(0.27)
Pro forma, diluted	$0.39	$(0.27)
Stock Options
     The Company maintains a stock option plan, as amended (the “1999 Plan”), which authorizes the Board of Directors to grant incentive stock options and non-statutory stock options to employees, directors and consultants. The maximum aggregate number of shares authorized for grant under the Plan is 2,228,864 shares of common stock, plus an annual increase on the first day of each of the Company’s fiscal years beginning in each of 2005 through 2009 equal to the lesser of (a) 426,985 shares, (b) 4% of the shares outstanding on the last day of the immediately preceding fiscal year, or (c) such lesser number of shares as the Board shall determine; provided however that the maximum number of shares that may be added in any year shall not result in the 1999 Plan’s having available for issuance an aggregate number of shares that exceeds 4% of the fully diluted shares of outstanding common stock as of the last day of the immediately preceding fiscal year.
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
     The Directors Stock Option Plan is intended to be a formula award plan providing for the grant of non-statutory stock options to non-employee members of our Board of Directors. Initial option grants vest 25% on each of the first four anniversaries of the date of grant, and annual option grants vest 100% on the day before the first anniversary of the grant date. The Company has registered 449,615 shares of $0.01 par value common stock for the Directors Stock Option Plan.
     As of December 31, 2006 there were 511,668 shares available under The Plans for future grant.
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
		January 1,	December	January 1,
	December 31, 2006	2006	31, 2006	2006
Stock Option Valuation Assumptions:
Expected volatility	54.0%	59.3%	54.0% — 56.8%	59.3%
Dividend yield	0%	0%	0%	0%
Expected term	3.8 – 5.7 years	4.0 years	3.8 – 5.7 years	4.0 years

Risk-free interest rate	4.6% — 4.8%	4.4%	4.5% — 5.2%	4.1%
     As of December 31, 2006, there was $4.1 million of total unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized on a straight-line basis over a weighted average period of 3.0 years.
     A summary of stock option activity for the thirty-nine weeks ended December 31, 2006 is presented as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic
	Outstanding	per Share	(Years)	Value
	(in thousands)			(in thousands)
Balance, April 2, 2006	1,560	$8.65
Granted	475	8.58
Cancelled	(357)	10.36
Exercised	(289)	1.87

Balance, December 31, 2006	1,389	$9.57	7.99	$64

Exercisable, December 31, 2006	556	$10.00	6.54	$64

     The weighted average fair value of stock options granted during the thirteen weeks ended December 31, 2006 and January 1, 2006, was $1.71 and $5.89, respectively. The weighted average fair value of stock options granted during the thirty-nine weeks ended December 31, 2006 and January 1, 2006, was $4.10 and $4.93, respectively. The aggregate intrinsic value of options exercised during the thirty-nine weeks ended December 31, 2006 and January 1, 2006 was $2.3 million and $0.6 million, respectively. The aggregate intrinsic value of options exercised was determined as of the date of option exercise.
Employee Stock Purchase Plan
     Under the Company’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement date or the purchase date of the offering period. Upon adoption of SFAS No. 123(R), the Employee Stock Purchase Plan has been treated as a compensatory plan. Compensation expense related to the Employee Stock Purchase Plan was approximately $13,000 and $35,000 for the thirteen and thirty-nine weeks ended December 31, 2006, respectively.
     The weighted average fair value of the purchase rights granted during both the thirteen and thirty-nine weeks ended December 31, 2006 was $2.49 and $2.64, respectively, and was calculated using the Black-Scholes valuation model and the valuation assumptions noted in the table below.

Expected volatility	32.6% — 40.5%
Dividend yield	0%
Expected term	0.5 years
Risk-free interest rate	4.1% — 5.0%
     The Company has registered 583,374 shares of $0.01 par value common stock for the Employee Stock Purchase Plan and as of December 31, 2006, there were 531,704 shares available for future grant.
4. Income Taxes
     The Company does not expect to realize taxable net income for its full fiscal year ending April 1, 2007. Accordingly, no provision for income taxes has been made for the thirteen and thirty-nine week periods ended December 31, 2006.
5. Borrowing Arrangements
     On June 26, 2006, the Company entered into a loan and security agreement with a lender that provides for a senior secured revolving credit facility in an amount equal to the lesser of $12.5 million or an amount determined under a borrowing base formula. The borrowing base formula is determined by the sum of the appraised net retail liquidation value of eligible inventory and eligible credit card accounts receivable, less applicable reserves. As of December 31, 2006, the borrowing base reflected an availability of $5.3 million. Interest will accrue on amounts borrowed under the credit facility at the prime lending rate or a LIBOR rate plus an applicable margin. The loan and security agreement provides for certain events of default, sets forth affirmative and negative covenants, including without limitation certain financial covenants, to which the Company must adhere and expires in June 2010. The loan and security agreement also contains a covenant that prohibits the Company from paying cash dividends to stockholders. Borrowings will be secured by a first priority interest in all of the Company’s assets, tangible and intangible, and proceeds realized from the sale or other disposition thereof. During the third quarter of fiscal 2007, the Company borrowed and repaid $6.7 million under the revolving credit facility. As of December 31, 2006 the Company had no borrowings under the revolving credit facility.
6. Legal Proceedings
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
     Our net revenues increased 7.5% from the third quarter of fiscal 2006 to $57.0 million in the third quarter of fiscal 2007 mainly due to an increase in the average number of items per order, increased average retail price per item sold and increased shipping revenue. The increase in net revenue also reflects increased demand for our products generated through our marketing channels.
     Gross margins increased to 54.1% of net revenues in the third quarter of fiscal 2007 from 52.3% of net revenues in the same period last fiscal year. The increase in gross margin reflects improved shipping margins partially offset by increased landed freight costs.
     Fulfillment expenses were $7.4 million and $6.9 million for the thirteen weeks ended December 31, 2006 and January 1, 2006, respectively, representing 13.1% of net revenues in both periods. The increase in fulfillment expenses in dollars was due to increased personalization training and staffing in our distribution center in preparation for the holiday season, plus increased unit volume processed through our distribution center over the same period in the prior year.
     Our marketing expenses were $12.6 million and $12.1 million for the thirteen weeks ended December 31, 2006 and January 1, 2006, respectively, representing 22.1% of net revenues and 22.8% of net revenues, respectively. The decrease in marketing expenses as a percent of net revenues primarily resulted from our increased utilization of more efficient online and email marketing channels.
     General and administrative expenses in the third quarter of fiscal 2007 increased to $5.5 million, representing 9.7% of net revenues, from $4.6 million, representing 8.7% of net revenues, in the third quarter of fiscal 2006, mainly due to $0.6 million in stock option expenses as a result of adopting SFAS No. 123(R) during the first quarter of fiscal 2007.
     For the remainder of fiscal year 2007, we will continue to focus our strategic attention on the relationship-building essence of gift-giving, simplifying our business, and executing with excellence. We continue to increase financial accountability within the Company and have implemented a more disciplined approach to financial and operations management. We also currently plan to focus on the following priorities: the continued development of a differentiated and compelling brand position and product assortment; the continued upgrade of our fulfillment capacity, productivity, quality and our technology infrastructure and applications; the on-going strengthening of our leadership team; increasing the efficiency of our current catalog circulation by focusing on the most efficient retention and acquisition catalog customers and evaluating and testing new off-line and on-line channels for efficient new customer acquisitions.
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
New Accounting Pronouncements
     On April 3, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), which requires us to measure compensation cost for all share-based payments, including stock options, at fair value. Accordingly, in the first quarter of fiscal 2007, we began recording compensation expense for all stock based awards under the modified prospective transition method. In the first thirty-nine weeks of fiscal 2007, the adoption of this Statement resulted in additional stock-based compensation expense of approximately $1.7 million and is included in general and administrative expense.
     See Note 2 of our accompanying financial statements for further discussion of recent accounting pronouncements and our expectation of their impact on our results of operations and financial condition.
Results of Operations
     The following table sets forth our statements of operations data for the thirteen and thirty-nine weeks ended December 31, 2006 and January 1, 2006, expressed as a percentage of net revenues.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
Statements of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.9	47.7	46.9	48.3

Gross profit	54.1	52.3	53.1	51.7
Operating expenses:
Fulfillment	13.1	13.1	13.7	13.8
Marketing	22.1	22.8	22.2	23.8
General and administrative	9.7	8.7	16.6	15.6

Total operating expenses	44.8	44.6	52.5	53.2

Income (loss) from operations	9.3	7.7	0.6	(1.5)
Interest income, net	—	—	0.1	0.2

Net income (loss)	9.3%	7.7%	0.7%	(1.3)%

Quarter Ended December 31, 2006 Compared to Quarter Ended January 1, 2006
Net Revenues
     Net revenues are comprised of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for delivering the product. Our gift-wrap revenue consists of amounts we charge our customers for our signature red gift boxes.
     Net revenues were $57.0 million and $53.0 million for the thirteen weeks ended December 31, 2006 and January 1, 2006, respectively, representing a 7.5% increase. The increase was mainly attributable to an increase in the average number of items per order, an increase in average retail price per item sold and an increase in our shipping revenue, which increased significantly over the same period last year due to increased shipping rates charged to our customers and fewer shipping discounts. The increase in net revenues also reflects increased demand for our products generated through our marketing channels. Although revenues from customers who receive our catalog declined slightly compared to the same period last year, our online and email revenues grew over the third quarter of the prior fiscal year. During the third quarter of fiscal 2007, the Company experienced a 3.5% decrease in orders shipped over the third quarter of fiscal 2006 which was more than offset by an 11.3% increase in average revenue per order shipped.

     The increase in average revenue per order shipped was primarily due to an increase in the average number of items per order and a higher average price per item sold. Our customer file increased by approximately 258,000 from the end of the second quarter of fiscal 2007 to approximately 3.3 million as of December 31, 2006.
Cost of Sales
     Cost of sales consists of the cost of the product sold, inbound and outbound freight and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment.
     Cost of sales was $26.2 million and $25.3 million for the thirteen weeks ended December 31, 2006 and January 1, 2006, respectively, representing 45.9% and 47.7% of net revenues, respectively. The decrease in cost of sales as a percentage of net revenues primarily represents a decrease in our shipping expenses due to lower shipping rates from our carriers versus the comparable period last year, which was partially offset by increased landed freight costs.
Operating Expenses
     Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer sales and service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred at our distribution center and customer sales and service facility.
     Fulfillment expenses were $7.4 million and $6.9 million for the thirteen weeks ended December 31, 2006 and January 1, 2006, respectively, representing 13.1% of net revenues in both periods. The increase in dollars was primarily the result of increased personalization training and staffing in our distribution center in preparation for the holiday season, plus increased unit volume processed through our distribution center over the same period in the prior year. We believe that we will need to continue to make improvements in our fulfillment processes and capital infrastructure in order to efficiently meet market demand. If we are unable to continue to improve the efficiency of the fulfillment process or if we are unable to service higher order volumes in the event they are achieved, our business and operating results could be materially harmed.
     Marketing. Marketing expenses consist primarily of online, email and catalog programs as well as public relations, and other promotional expenditures, and advertising.
     Marketing expenses were $12.6 million and $12.1 million for the thirteen weeks ended December 31, 2006 and January 1, 2006, respectively, representing 22.1% and 22.8% of net revenues, respectively. The decrease in marketing expenses as a percentage of net revenues reflects our shift in mix of marketing spending more towards our online and email campaigns plus improved efficiency in our email marketing channel. The increase in dollars primarily represents increased spending on our online campaigns. Our primary marketing vehicles are subject to increasing costs and competition. If we are unsuccessful in efficiently generating sufficient revenues through our marketing vehicles, our operating results will be adversely affected.
     General and Administrative. General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer sales and service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our corporate headquarters, travel, depreciation, and other general corporate expenditures.
     General and administrative expenses were $5.5 million and $4.6 million for the thirteen weeks ended December 31, 2006 and January 1, 2006, respectively, representing 9.7% and 8.7% of net revenues, respectively. The increase in general and administrative expenses in dollars and as a percent of net revenues was primarily due to $0.6 million, representing 1.0% of net revenues, in stock option expenses during the third quarter of fiscal 2007, as required by SFAS No. 123(R).
Thirty-nine Weeks Ended December 31, 2006 Compared to Thirty-nine Weeks Ended January 1, 2006
Net Revenues
     Net revenues were $99.4 million and $91.1 million for the thirty-nine weeks ended December 31, 2006 and January 1, 2006, respectively, representing a 9.0% increase. The increase was mainly attributable to an increase in the average number of items per order, an increase in average retail price per item sold and an increase in our shipping revenue, which increased significantly over the same period last year due to increased shipping rates charged to our customers and fewer shipping discounts. The increase in net revenues also reflects increased demand for our products generated through our marketing channels. Although revenues from customers who receive our catalog declined slightly compared to the same period last year, our online and email revenues grew over the first thirty-nine weeks of the prior fiscal year. Also contributing to the increase in net revenues over prior year were increased revenues from BGS. During the first thirty-nine weeks of fiscal 2007, the Company experienced a 0.7% increase in orders shipped over the first thirty-nine weeks of fiscal 2006 and an 8.3% increase in average revenue per order shipped which was primarily due to an increase in the average number of items per order and a higher average price per item sold. Our customer file increased from approximately 2.8 million as of January 1, 2006 to approximately 3.3 million as of December 31, 2006.

Cost of Sales
     Cost of sales was $46.6 million and $44.0 million for the thirty-nine weeks ended December 31, 2006 and January 1, 2006, respectively, representing 46.9% and 48.3% of net revenues, respectively. The decrease in cost of sales as a percentage of net revenues primarily represents a decrease in our shipping expenses due to lower shipping rates from our carriers versus the comparable period last year, which was partially offset by increased landed freight costs.
Operating Expenses
     Fulfillment. Fulfillment expenses were $13.7 million and $12.6 million for the thirty-nine weeks ended December 31, 2006 and January 1, 2006, respectively, representing 13.7% and 13.8% of net revenues, respectively. The slight decrease in fulfillment expenses as a percentage of net revenues was due to increased operating efficiencies in warehouse management and the Company’s ability to spread fixed fulfillment costs over increased net revenues. The increase in dollars was a result of increased personalization training and staffing in our distribution center in preparation for the holiday season as well as increased sales volume over the same period in the prior year. We believe that we will need to continue to make improvements in our fulfillment processes and capital infrastructure in order to efficiently meet anticipated demand. If we are unable to continue to improve the efficiency of the fulfillment process or if we are unable to service higher order volumes in the event they are achieved, our business and operating results could be materially harmed.
     Marketing. Marketing expenses were $22.0 million and $21.7 million for the thirty-nine weeks ended December 31, 2006 and January 1, 2006, respectively, representing 22.2% and 23.8% of net revenues, respectively. The decrease in marketing expenses as a percentage of net revenues reflects our shift in mix of marketing spending more towards our online and email campaigns plus improved efficiency in our online marketing channels. The increase in dollars represents increased spending on our online and email campaigns. Our primary marketing vehicles are subject to increasing costs and competition. If we are unsuccessful in generating sufficient revenues through our marketing vehicles, our operating results will be adversely affected.
     General and Administrative. General and administrative expenses were $16.5 million and $14.2 million for the thirty-nine weeks ended December 31, 2006 and January 1, 2006, respectively, representing 16.6% and 15.6% of net revenues, respectively. The increase in general and administrative expenses in dollars and as a percentage of net revenues was primarily due to $1.7 million, representing 1.7% of net revenues, in stock option expenses during the first thirty-nine weeks of fiscal 2007, as required by SFAS No. 123(R). Also contributing to the increase in general and administrative expenses was other stock-based compensation costs of $0.3 million related to restricted stock which was not incurred during the first thirty-nine weeks of fiscal 2006.
Liquidity and Capital Resources
     Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer spending during the holiday season. As a result, our cash balances are seasonal in nature, with the third fiscal quarter containing both our peak borrowing needs for the year as we build inventory for the holiday selling season and our highest level of cash upon conclusion of this season. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December. In addition to our current cash balances on hand, we have a revolving credit facility, which is described more fully in Note 5 to the financial statements contained in this report.
     Cash Flows From Operating Activities — Net cash flows provided by operating activities were $15.8 million and $11.2 million for the thirty-nine weeks ended December 31, 2006 and January 1, 2006, respectively. The increase in cash flows provided by operating activities represents a $1.9 million improvement in net income, an increase in stock-based compensation in the first thirty-nine weeks of fiscal 2007 as compared to the same period in prior year and favorable changes in working capital. The most significant of these favorable changes was due to a $5.2 million reduction in inventories following the fiscal 2007 Holiday season, compared with an increase of $1.4 million in the prior year. The favorable change in inventories was partially offset by lower increases in accounts payable and accrued expenses.
     Cash Flows From Investing Activities — Net cash flow provided by investing activities was $4.1 million for the thirty-nine weeks ended December 31, 2006 and net cash used in investing activities was $5.7 million for the thirty-nine weeks ended January 1, 2006. Cash provided by investing activities consisted of purchases and maturities of investments as well as capital expenditures for property and equipment. In the first thirty-nine weeks of fiscal 2007, we spent approximately $2.6 million for various software investments for our website and inventory planning functions and investments in our fulfillment center. We currently anticipate spending an additional $1.2 million during the remainder of fiscal 2007 related primarily to these projects which we believe will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, this may hinder our ability to process and fulfill customer orders as well as to complete critical financial processing transactions, which could result in additional expenditures. Although we believe these estimates of expenditures which could adversely affect our business to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater.

     Cash Flows From Financing Activities — Net cash flows provided by financing activities were $0.2 million and $0.3 million for the thirty-nine weeks ended December 31, 2006 and January 1, 2006, respectively. For both periods, net cash flows from financing activities consisted of proceeds from the exercises of stock options which were partially offset by payments on capital lease obligations. For the first thirty-nine weeks of fiscal 2007, net cash flows provided by financing activities also included payments for debt issuance costs of $0.1 million in connection with obtaining our revolving credit facility. During the third quarter of fiscal 2007, we borrowed $6.7 million under our revolving credit facility to fund our seasonal inventory build up and repaid these borrowings as of December 1, 2006.
     Revolving Credit Facility — We have in place a revolving credit facility with a lender, the terms of which are described more fully in Note 5 to the financial statements contained in this report. As of December 31, 2006 we had no borrowings under the revolving credit facility.
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
     The following table lists our cash and cash equivalents and short-term investments at December 31, 2006:

(In thousands)
Cash and cash equivalents	$23,471
Short-term investments	—

Total	$23,471

     If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.
     Foreign Currency Risk— We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are generally denominated in U.S. dollars. As of December 31, 2006, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs, which could have an adverse effect on our operating results.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures— The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on in this Quarterly Report on Form 10-Q. The Company continues to implement minor changes primarily to formalize and document procedures already in place. Maintenance of disclosure controls and procedures is an ongoing process and controls and procedures may change over time. The Company also has established a Disclosure Committee, which consists of certain members of the Company’s senior management. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
     We have a history of losses and we may continue to incur losses for the foreseeable future. As of December 31, 2006, our accumulated deficit was $88.7 million. We have not achieved profitability for a full fiscal year since our inception. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.
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
     We have rapidly and significantly expanded our operations, and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address market opportunities and desired growth in our customer base. Prior expansion has placed, and any future expansion is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers and senior management personnel have no prior senior management experience at public companies. We have experienced significant turnover among our executive officers in recent years and our President and Chief Executive Officer, Interim Chief Financial Officer, and Chief Operating Officer have only been with the Company for a short period of time. In addition, we have hired a number of key managerial, merchandising, technical, finance, accounting and operations personnel in the recent past. As a result, key members of our management and employee team are still in the process of being integrated into our operations. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal controls and procedures required by the Sarbanes Oxley Act of 2002. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets, technologies or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt or make it more difficult to plan and forecast our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, including integration of new personnel, implement proper controls and systems in an efficient manner, or successfully integrate any assets, technologies or businesses that we may acquire, or if we acquire assets, technologies or business that do not prove complimentary to us, our business, financial condition and results of operations would be affected adversely.
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
     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Three of our former officers, Edward Schmults, our former Chief Operating Officer, Kristine Dang, our former Executive Vice President, Merchandising and Alison May, our former Chief Executive Officer and President each resigned from RedEnvelope during fiscal 2006. In addition, Gary Korotzer, our Chief Marketing Officer, resigned from the Company in August 2006, and our Chief Financial Officer, Polly Boe, resigned in December 2006. The role of Chief Financial Officer has been filled by an Interim Chief Financial Officer, William Gochnauer, who is a Member of Tatum LLC, a national firm that provides such executive services. We are currently engaged in a search for a full-time Chief Financial Officer, yet we cannot assure you that we will be able to fill this position. We have not yet filled the marketing position formerly held by Mr. Korotzer. While we believe that these departures will have no material impact on our operations, we cannot assure you that disruptions occasioned by these departures or that running our business without certain key officers will not have an adverse impact on our operations. Our performance also depends on our ability to retain and motivate other officers and key employees. In February 2006 we hired Ken Constable as our President and Chief Executive Officer, Frank Buettner as our Chief Operating Officer and Scott Loly, as our Vice President of Merchandising. We do not have long-term employment agreements with these individuals or any of our key personnel. The loss of the services of Mr. Constable, Mr. Buettner or Mr. Loly or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer sales and service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer sales and service personnel would harm our business, financial condition and results of operations. Moreover, competition is particularly intense for highly-qualified senior officers in our industry, and a variety of factors could make it difficult for us to attract the right candidates in the near term or at all. In the event that we cannot hire and retain qualified senior officers in a timely manner, our business could be adversely affected.
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
     During the first thirty-nine weeks of fiscal 2007, approximately 77.5% of our customer orders were placed through our website. In order for the online commerce market to function and develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. Although we take the security of our systems very seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information and information of our customers. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Interim Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDENVELOPE, INC.
By:	/s/ William T. Gochnauer

Interim Chief Financial Officer

Date: February 12, 2007

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Interim Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002