Form 10-K
period 2007-04-01
REDENVELOPE INC
filed 2007-07-02
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2007
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 29, 2006, was approximately $50.6 million based upon the last sale price reported for such date on the Nasdaq Global Market.

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 9,521,823 as of June 22, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts II and III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Overview

RedEnvelope is a branded online retailer of upscale gifts, dedicated to inspiring its customers to celebrate their relationships through giving. RedEnvelope offers an extensive collection of imaginative, original gifts through our catalog, web store and phone store. We strive to maintain the highest standards for product distinctiveness, quality and value, gift delivery, gift presentation and customer service, in an effort to provide our customers and their recipients with the best possible gift giving experience. We believe this provides the foundation of our repeat business. We have developed an internal database of approximately 3.4 million customer names, with approximately 514,000 new customers added in fiscal 2007.

We strive to offer an assortment of quality, thoughtful gifts, many of which are difficult to find elsewhere and are not easily replicated. Our in-house design team creates unique proprietary products, and our merchants source products domestically and from various parts of the world and often commission artists and vendors to create exclusive gifts. Our gift wrap is distinctive and closely associated with our brand. Gift-wrapped products are delivered to the recipient in a branded, high-quality red box with a hand-tied ivory ribbon. We offer a wide assortment of products in twelve categories with the majority of products ranging in price from approximately $30 to $150, with our jewelry items ranging up to $2,500. Our core product categories include jewelry, home, men’s and women’s accessories and new baby gifts.

Through our web store, www.redenvelope.com, customers can search for gifts by recipient, occasion, gift category and price point. Our web store generally features approximately 700 to 750 products, increasing to over 850 products during the holiday shopping season. In addition, through our web store, our customers can register for our gift reminder service, sign up to receive email promotions, view their order history, chat live with a customer service representative and request a catalog. In fiscal 2007, approximately 77% of customer orders were placed through our web store with the remainder placed through our phone store. We also publish our full-color catalog several times during the year. Each catalog generally features approximately 150 to 200 products, increasing to approximately 260 products during the holiday shopping season. The catalog also serves as the primary direct marketing channel and advertising vehicle for our web store and phone store. During fiscal 2007 and 2006, we mailed approximately 31.5 million and 30.8 million catalogs, respectively. We also sell directly to corporate clients through our Business Gift Services (“BGS”) group. BGS leverages our existing merchandise assortment to help businesses with their holiday giving, as well as other corporate gifting needs during the year.

We currently intend to focus on the following strategies:

•	Focus our strategic attention on re-energizing the RedEnvelope brand — by centering our catalog and online creative assets on stories that inspire our customers to celebrate their relationships through giving and supporting this effort with world-class lifestyle and product photography.

•	Focus on refreshing the RedEnvelope product offering — by incorporating innovative, design-driven market product into the assortment, collaborating with third-party designers and continuing our in-house development in categories where we have a competitive advantage.

•	Improve marketing efficiency and customer retention — by increasing our focus on cost effective customer acquisition and retention, primarily through our catalog circulation strategy, product assortment and creative presentation

RedEnvelope, Inc. was incorporated in California in June 1997 under the name “Giftworks Online, Inc.” and changed its name to “911 Gifts, Inc.” in December 1997. We reincorporated in the State of Delaware under the name

“911 Gifts, Inc.” in March 1999 and changed our name to “RedEnvelope, Inc.” in September 1999. We made an election to be treated as an S Corporation for federal and state tax purposes, which remained in effect through February 28, 1999, the day prior to our reincorporation in the State of Delaware. We completed our initial public offering in September 2003, and our common stock is listed on the Nasdaq Global Market System under the symbol “REDE.”

Merchandising and Sourcing

Our merchandising group has been designing and developing new products since 2001, as well as purchasing new products from outside sources. Our merchandising group meets regularly with our marketing, creative, product development and sourcing teams to review product opportunities, product quality and customer feedback. From these meetings, ideas for proprietary products are put into design development. Our sourcing department then places and manages the production of these products, largely with overseas manufacturers. In addition, our merchants and our sourcing department work with vendors to develop exclusive products and products that have unique or innovative features or concepts that we believe distinguish us from our competitors.

During fiscal year 2007, approximately 81% of our products, representing approximately 82% of our revenues, can be characterized as proprietary; that is, designed and developed by our in-house team. Our sourcing group works directly with international manufacturers, importers and overseas agents to purchase or manufacture our products. We currently expect the importance of proprietary products to decline somewhat over the coming fiscal year as we incorporate more market product into our assortment in order to add increased newness while managing inventory risk. During fiscal year 2007, we sourced overseas approximately 83% of our products, representing approximately 86% of our revenues. While products sourced overseas typically have lower costs, leading to higher product margins, such products may have longer lead times and higher inbound freight and duty costs. Increasing security expenses, fuel costs and demand for shipping capacity may result in higher inbound freight costs than we have anticipated. Increasing competition for overseas production resources, particularly in China, may result in higher than anticipated product costs and lower product margins.

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

Marketing

Our marketing efforts principally focus on a portfolio of online channels, catalog circulation, e-mail deployment, and public relations initiatives. We have an internal database of approximately 3.4 million customer names, of which 27% represents our active twelve month customer file as of April 1, 2007. Revenues from online channels (specifically portals), search (including natural and paid search) and affiliates (including revenue sharing arrangements), increased by 14% over the prior fiscal year. Revenues from customers who received our catalogs or emails grew approximately 5% over the prior year. We currently expect this trend of relatively slower catalog growth to continue. The increases in our online, catalog and email channels were partially offset by a decline in revenues from customers that order directly through our web store without an apparent connection to our catalog, online, email or corporate marketing activities. In fiscal 2008, we plan to continue our marketing efforts through online channels, catalog circulation, and e-mail deployment. Recently, our competitors have increased their use of seasonal online marketing campaigns, and the cost of online marketing programs has increased. Moreover, software programs that block certain email marketing campaigns have gained in popularity with individuals. The federal government and certain states have enacted legislation specifically prohibiting or placing significant restrictions on email marketing campaigns. These trends could negatively impact our ability to market to customers through online marketing campaigns which could harm our business. For discussion of these and other risks related to our marketing operations, see “Item 1A — Risk Factors.”

Fulfillment and Distribution

We lease and operate an approximately 240,000 square foot warehouse and fulfillment facility in Lockbourne, Ohio. We hold our inventory at this facility and ship most of our merchandise directly from this facility to our customers. Product assembly and personalization, such as engraving and embroidery, is also performed at our fulfillment center, although the Company also uses third parties for certain types of assembly and personalization throughout the year. We also perform our signature gift wrap services at our fulfillment center, if ordered by customers. We are currently planning to upgrade our material handling equipment in our fulfillment center during the first half of fiscal year 2008. We currently expect that this upgrade will enhance our fulfillment capabilities by providing automated solutions to our fulfillment process and increasing the facility’s capacity. If we fail to manage successfully our fulfillment and distribution operations, our business would be affected adversely. For a description of risks related to fulfillment and distribution, see “Item 1A — Risk Factors.”

Customer Sales and Service

We lease and operate an approximately 13,000 square foot customer sales and service center in San Diego, California. We are committed to providing our customers with courteous, knowledgeable and prompt service 24 hours a day, seven days a week. Our customer sales and service group in San Diego provides personal attention to customers who call toll free, use Internet chat, or send emails to place orders or inquire about products. Our customer sales and service group is also responsible for addressing customer concerns promptly in an attempt to achieve the customer’s complete satisfaction. We seek to provide a superior customer experience and therefore, if a gift recipient is not satisfied with one of our products (except, under certain circumstances, personalized products), they can return the product for repair, replacement or refund at any time. The customer sales and service group is also responsible for providing customer feedback to the organization pertaining to merchandising, operational suggestions and website performance to continually improve the customer experience.

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

Our information technology systems are housed in a leased third-party facility in San Francisco, California. Data is stored in a database that runs on a redundant server and storage array. We also have standby servers that can provide disaster recovery as necessary. The facility hosting our servers provides redundant heating, ventilation, air conditioning, power and Internet connectivity. The redundant data center that we had in Cincinnati, Ohio was eliminated in August 2006 as we established a failover system at our primary data center for all of our production systems in June 2006.

We are currently planning on implementing a new software program for our website in fiscal 2009. We currently believe the implementation of this software system will better support the needs of our business and customers. Software implementation projects entail significant technical and business risks, and we cannot provide assurance that such projects will be completed successfully or within our time and cost expectations. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions. These projects will result in uses of cash and additional depreciation expense.

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

Employees

As of April 1, 2007, we employed approximately 180 full-time employees. Additionally, we hire seasonal employees, temporary employees and use temporary employment agencies during the peak seasons. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we are unable to recruit and retain key employees or if we are unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be affected adversely. For a discussion of these and other risks related to our employees, see “Item 1A — Risk Factors.”

Executive Officers

The following table sets forth certain information regarding our executive officers and key employees as of July 2, 2007.

Name	Age	Position(s)

John Pound	52	Executive Chairman
Frank Buettner	51	President and Chief Operating Officer
William T. Gochnauer	60	Interim Chief Financial Officer
Christopher E. Nordquist	41	Chief Administrative Officer and General Counsel
Scott Sanborn	37	Chief Marketing Officer

John Pound has served as Executive Chairman since April 2007 and has served as Chairman of our Board of Directors since February 2007 and as a member of our Board of Directors since August 2005. Since July 1999, Mr. Pound has served as President and a director of Integrity Brands, Inc., a firm that originates and oversees investments in specialty retail and branded consumer products companies. Mr. Pound manages The Integrity Brands Fund, L.P. Since September 2000, Mr. Pound has served as a director of Gymboree Corporation, a specialty retailer. Since October 2006, Mr. Pound has also served as a Co-Chairman of Orange 21, a producer of branded eyewear under the Spy Optic brand.

Frank Buettner has served as Chief Operating Officer since February 2006 and was appointed to President and Chief Operating Officer in April 2007. Prior to joining RedEnvelope, Mr. Buettner served as Vice President of Operations and Information Technology for Bag Borrow or Steal, an early stage Internet company. Prior to this, Mr. Buettner was the Chief Information Officer/ Chief Operating Officer at Nordstrom Direct., where he was responsible for all fulfillment operations, customer sales and service centers, and IT initiatives. Before Nordstrom Direct, Mr. Buettner spent 20 years at Lands’ End, most recently as Vice President of the international division, where he was responsible for the retailer’s subsidiaries in Japan, Germany and the UK.

William T. Gochnauer has served as Interim Chief Financial Officer since December 2006. Since May 2004, Mr. Gochnauer has been a Member of Tatum LLC, a national professional services firm providing executive and consulting services, and Mr. Gochnauer is providing services to RedEnvelope under such an arrangement. Through Tatum, Mr. Gochnauer has provided executive or consulting services to Excelligence Learning Corporation, RF Industries Ltd., and Wine Direct LLC prior to joining RedEnvelope. From 2000 to 2003, Mr. Gochnauer was Senior Vice President and Chief Financial Officer of Western Water Company, an owner, developer and marketer of water rights and related assets. From 1998 to 2000, Mr. Gochnauer served as Vice President — Corporate Development for a division of Century Business Services, Inc. and from 1993 to 1998, he served as Chief Financial Officer of the Devon Group of Companies, a diversified real estate and financial services firm. Prior to Devon, Mr. Gochnauer spent 20 years in various finance and accounting positions, including six years at the firm now known as KPMG LLP. He holds a BA in Finance from Armstrong University, and is a Certified Public Accountant (California, member in industry).

Christopher E. Nordquist has served as General Counsel since October 2003 and was appointed to Chief Administrative Officer and General Counsel in April 2007. Prior to joining RedEnvelope, from June 2001 to October 2003, Mr. Nordquist served as Chief Operating Officer of Asset Management Business at Thomas Weisel Partners, an investment bank, and from July 2000 to June 2001 as General Counsel of an asset management joint venture between Thomas Weisel Partners and Scudder Investments. From January 2000 to July 2000, he served as General Counsel at WR Hambrecht, an investment bank. From July 1998 to January 2000, he served as General Counsel of Esprit de Corp., a clothing retailer. From 1994 to 1998, he was Senior Counsel at Barclays Global Investors, an institutional asset management firm. Prior to Barclays Global, he practiced law with the Shearman & Sterling and Howard, Rice law firms. Mr. Nordquist received a BA in Economics from St. Olaf College and a JD from the Boalt Hall School of Law of the University of California at Berkeley.

Scott Sanborn has served as Chief Marketing Officer since April 2007. Prior to joining RedEnvelope, Mr. Sanborn served as Senior Vice President of Marketing at Home Shopping Network, where he was responsible for brand management, PR, customer intelligence, strategic alliances, and online & direct marketing. From June 1999 to December 2002, he served as Vice President Client Services for i-traffic/Agency.com, where his clients included Fox Filmed Entertainment and Wells Fargo Home Equity. Prior to i-traffic/Agency.com, Mr. Sanborn held various marketing and advertising roles at Ammirati Puris Lintas in both Holland and the Czech Republic. Mr. Sanborn received a BA in Literature from Tufts University.

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

We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. Since our inception through fiscal 2006, we have experienced negative cash flow from operations on a fiscal year basis and may experience negative cash flow from operations on a fiscal year basis in the future. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders could experience dilution of their ownership interests. We may also be subject to high interest rates or substantial restrictive covenants. Further, under the terms of our loan and security agreement, we are subject to certain contractual limitations with respect to raising additional capital during the term of that agreement. Any failure to obtain necessary capital on commercially reasonable terms could have severe adverse consequences on our business. Further, an inability to obtain additional financing could require us to scale back, or fail to address opportunities for expansion or enhancement of, our operations.

We are dependent on the success of our advertising and marketing efforts which are costly and may not achieve desired results.

Our revenues depend on our ability to advertise and market our products effectively through our catalog, online marketing programs and other advertising and marketing efforts. If we do not successfully advertise and market our products, our operating results will be seriously harmed. Increases in the cost of advertising and marketing, including paper and postage costs, the costs of online marketing and the costs of complying with applicable regulations, may limit our ability to advertise and market our business in a cost-effective manner. In addition, individuals are increasingly using software programs that block certain email marketing campaigns, and certain federal and state laws and regulations may restrict our ability to effectively utilize email as a marketing tool. If we decrease our advertising or marketing activities, if the effectiveness of such activities is diminished, due to increased costs, restrictions enacted by regulatory agencies or for any other reason, or if our current advertising strategy does not yield anticipated results, our future operating results could be significantly harmed.

Although the Company experienced an increase in the average number of items per order, an increase in average retail price per item sold and an increase in shipping revenue, we experienced a 0.9% decrease in the number of orders shipped over the prior year. The decline in orders shipped in the fourth quarter of fiscal 2007 was 6.7% as a result of reduced marketing expenditures for new customer prospecting in the third and fourth quarters, which also resulted in a 9.8% decrease in customer acquisitions in fiscal 2007 as compared to fiscal 2006. Management currently expects this reduction to result in downward pressures on revenues until renewed prospecting initiatives take effect in the latter part of fiscal 2008.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future. As of April 1, 2007, our accumulated deficit was $93.0 million and, in fiscal 2007, the Company incurred a net loss of $3.5 million. We have not achieved profitability for a full fiscal year since our inception. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.

Because we experience seasonal fluctuations in our net sales, our quarterly results will fluctuate and our annual performance will depend largely on results from one quarter.

Our business is highly seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a substantial portion of our net revenues occur during our third fiscal quarter ending around December 31. We generally experience lower net revenues during the first, second and fourth fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. The third fiscal quarter accounted for approximately 47% of net revenues in the fiscal year ended April 1, 2007. We cannot predict with certainty what percentage of our total net revenues for fiscal year 2008 will be represented by our third fiscal quarter revenues. In anticipation of increased sales activity during the third fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. If sales for the third fiscal quarter do not meet anticipated levels, for whatever reason, then increased expenses may not be offset and it would have a disproportionately large negative impact on our annual operating results and financial condition for that fiscal year. If our net revenues during our third fiscal quarter were to fall below projections or the expectations of securities analysts, our stock price could decline, perhaps significantly.

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

Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events (such as natural disasters or terrorist attacks), and errors in usage by our employees and customers. The uninterrupted operation of our computer and communications hardware and software systems may also be dependent upon the continued performance of third party vendors and/or service providers with whom we have contracted. In the event that one of our third party service providers fails for any reason to perform its obligations in a timely or efficient manner, or at all, our operations could be interrupted or adversely affected or we could be required to incur additional, unanticipated costs. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in San Francisco, California. In the event that this service provider experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we could be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. We eliminated the redundant data center that we had in Cincinnati, Ohio and during the second quarter of fiscal 2007 and we established a failover system at our primary data center for all of our production systems. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant loss of data or interruption in the availability or functionality of our website, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business and operating results. And, any significant additional expenses incurred as a result of any failure by a third party to perform obligations in a timely or efficient manner or any significant costs associated with finding a new vendor or service provider or taking over responsibilities ourselves would have an adverse impact on our business, financial condition and operating results.

If we fail to offer a broad selection of innovative merchandise that consumers find attractive, our revenues could decline or fail to reach anticipated levels.

In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products. These products must satisfy the diverse tastes of our customers and potential customers for a variety of gift-giving occasions. To be successful, our product offerings must be competitively priced, well made, innovative and attractive to a wide range of consumers whose preferences may change regularly. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If our products become less popular with consumers, our revenues may decline or fail to meet expected levels or we may decide to offer our products at lower prices. If a wide range of consumers do not find our products attractive or if we are required to reduce our prices, our operating results would be adversely affected.

Failure to successfully manage or expand our fulfillment and distribution operation would have a material adverse effect on us.

Our fulfillment and distribution operation is located in leased facilities in Lockbourne, Ohio. In the past, we have encountered difficulties managing our fulfillment and distribution operations, and we may encounter such difficulties in the future. If we are unable to manage successfully our fulfillment and distribution operations and to meet our customers’ expectations regarding personalization, presentation and delivery, our business reputation, operations and financial condition could be seriously harmed. Further, any difficulty in managing our fulfillment and distribution operations could require us to find one or more parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple fulfillment facilities. Further, we currently anticipate that we will need to expand and upgrade our fulfillment operations in the future to accommodate increases in customer orders, increased demand for personalized products or changes in available technology. If we fail to successfully manage, expand or make necessary upgrades to our fulfillment and distribution operations in a timely and cost-effective manner, it would have a material adverse effect on our business.

If we do not manage our inventory levels successfully, our operating results may be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. Rapidly changing trends in consumer tastes for gift items expose us to significant inventory risks, particularly during our third fiscal quarter when inventory levels are highest due to the holiday shopping season. Consumer preferences can change between the time we order a product and the time it is available for sale. We base our product selection on our projections of consumer tastes and preferences in a future period, and we cannot guarantee that our projections of consumer tastes and preferences will be accurate. It is critical to our success that we accurately predict consumer tastes and stock our product offerings in appropriate quantities. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. This risk may be greatest in the third fiscal quarter of each year, after we have significantly increased inventory levels for the holiday shopping season. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any such increase would require the use of additional working capital and subject us to additional inventory risks. Further, our failure to stock sufficient quantities of popular products would likely cause us to miss revenue opportunities and could cause our customers to become dissatisfied and look to our competitors for their gift items, which could also harm our business and reputation. In prior periods, some of our popular items were not stocked in quantities sufficient to meet the demand for such items, which likely led to missed sales opportunities. If we fail to stock popular products in sufficient quantities or if we overstock products, our business, financial condition and operating results would be affected adversely.

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

In addition, we may not receive products from our suppliers in a timely manner or we may receive products from our suppliers that do not meet our quality standards. From time to time, we receive products from suppliers that are of insufficient quality to provide to our customers. Generally the supplier is able to quickly rectify the problem, but occasionally we have been unable to obtain replacement products quickly enough to fulfill all customer orders for such product in a timely manner, particularly with respect to items sourced overseas which tend to have longer delivery lead time requirements. If we do not receive products from our suppliers in a timely manner or if we receive products from our suppliers that do not meet our high quality standards and we are unable to obtain suitable replacement products in a timely manner, our reputation and our operating results could be harmed. Further, customers who do not receive their products in a timely manner may look to our competitors for their gift items.

Many of our products are sourced overseas. While products sourced overseas typically have lower costs, our product margins may be offset by an increase in inbound freight costs. As security measures around shipping ports increase, these additional costs may result in higher inbound freight costs. Increasing competition for overseas production resources, particularly in China, may result in higher than anticipated product costs and lower product margins. Furthermore, in recent years, U.S. companies were subject to port strikes which delayed the delivery of goods. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against items that we offer or intend to offer to our customers, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of items available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations also may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. Any disruption or delays in, or increased costs of, importing our products would have an adverse effect on our business, financial condition and operating results.

Our facilities and systems are vulnerable to natural disasters or other catastrophic events.

Our headquarters, and the majority of our infrastructure, including computer servers, are located in San Francisco, California, an area that is susceptible to earthquakes and other natural disasters. Our distribution facility, located in Lockbourne, Ohio, houses substantially all of our product inventory and is the location from which substantially all of our orders are shipped and our customer sales and service facility is located in San Diego, California. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. In addition, as our inventory and distribution facility is located in an area that is susceptible to harsh weather; a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that an earthquake, natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be seriously harmed.

If we fail to manage our growth and successfully integrate our management team, our business will suffer.

We anticipate that future expansion, including the possible acquisition of third-party assets, technologies or businesses, may be required to address market opportunities and desired growth in our customer base. Prior expansion has placed, and any future expansion would likely place, a significant strain on our management, operational and financial resources. Some of our officers and senior management personnel have no prior senior management experience at public companies. We have experienced significant turnover among our executive officers in recent years and several of our executive officers have only been with the Company for a short period of time. In addition, we have hired a number of key managerial, merchandising, technical, finance, accounting and operations personnel in the recent past. As a result, key members of our management and employee team are still in the process of being integrated into our operations. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal controls and procedures required by the Sarbanes Oxley Act of 2002. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets, technologies or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt or make it more difficult to plan and forecast our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, including integration of new personnel, implement proper controls and systems in an efficient manner, or successfully integrate any assets, technologies or businesses that we may acquire, or if we acquire assets, technologies or business that do not prove complimentary to us, our business, financial condition and results of operations would be affected adversely.

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

As timely gift delivery is essential to our customer’s satisfaction, any delay disruption or inaccuracy in order, fulfillment, personalization, or delivery for any reason, particularly during the holiday shopping season, could cause us to lose customers and negatively affect our business and reputation. In addition, we rely upon third-party carriers for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and delays due to factors that are beyond our control, including employee strikes and inclement weather.

The loss of our senior management or other key personnel could harm our current and future operations and prospects.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Three of our former officers, Gary Korotzer, our Chief Marketing Officer, Polly Boe, our Chief Financial Officer and Ken Constable, our President and Chief Executive Officer each resigned from RedEnvelope during fiscal 2007. Following Mr. Constable’s departure, John Pound, who has been a Director since August 2005 and Chairman of the Board since February 2007, has assumed the role of Executive Chairman. The role of Chief Financial Officer has been filled by William Gochnauer, who is a Member of Tatum LLC, a national firm that provides such executive services. We are not currently engaged in a search for a full-time Chief Financial Officer. In April 2007, we hired Scott Sanborn as our Chief Marketing Officer to fill the position formerly held by Gary Korotzer. In June 2007, Scott Loly resigned as Vice President of Merchandising and this role has been filled by Suzanne Ellis, who was formerly a Director of Merchandising for the Company. We currently believe that these management changes will have no material adverse impact on our operations. Frank Buettner, our President and Chief Operating Officer has been with the Company for just over one year. We do not have long-term employment agreements with any of our key personnel. Our performance depends on our ability to retain and motivate other officers and key employees. The loss of the services of key personnel for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer sales and service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer sales and service personnel would harm our business, financial condition and results of operations. Moreover, competition is particularly intense for highly-qualified senior officers in our industry, and a variety of factors could make it difficult for us to attract the right candidates in the near term or at all. In the event that we cannot hire and retain qualified senior officers in a timely manner, our business could be adversely affected.

We rely on seasonal and temporary employees during periods of peak activity and any failure by such employees to adequately perform their jobs could adversely affect our operations.

We depend on temporary and seasonal employees to adequately staff our fulfillment facility and customer sales and service facilities during busy periods such as the holiday shopping season, including individuals responsible for gift personalization and packaging and responding to consumer inquiries. Temporary employees may not have the same levels of training or commitment as full-time employees and, as a result, may be more likely to provide unsatisfactory service. We cannot assure you that we will continue to receive adequate assistance from our temporary employees, or that we will continue to have access to sufficient numbers of competent temporary employees on a cost-effective basis, particularly during the holiday shopping season, which season is critical to our business. If we are unable to adequately staff our fulfillment and customer sales and service facilities, particularly during the holiday shopping season and other periods of increased activity or if our temporary and seasonal employees do not provide satisfactory service, our operations and sales during such periods could suffer, and our reputation could be harmed.

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

Producing and mailing our catalog entails substantial creative, paper, printing, postage and human labor costs. Increases in the costs of producing and distributing our catalog, including increases in postage rates or paper, photography, or printing costs, may reduce the margin on sales derived from our catalog. The U.S. Postal Service has recently increased its postage rates and is likely to continue to increase its postage rates in the future, which could significantly increase the aggregate cost of mailing our catalogs. As we incur nearly all of the costs associated with our catalogs prior to mailing, we are unable to adjust the costs being incurred in connection with a particular mailing to reflect the actual performance of the catalog. In addition, response rates to our mailings and, as a result, revenues generated by each mailing, are affected by factors such as constantly changing consumer preferences and our ability to include a product assortment that satisfies those preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings, and changes in our merchandise mix, several or all of which may be outside of our control. In recent periods, we have experienced slower growth in revenues from our catalog channel than in our online channels and we expect this trend towards slower catalog growth to continue. If we were to experience an increase in the costs associated with producing or delivering our catalogs or a delay in distributing our catalogs or if our catalogs fail to produce sales at satisfactory levels, our operating results would be adversely affected.

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

We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, partners, suppliers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. In addition, in many jurisdictions trademark law does not protect the trademark owner from third parties using domain names that are similar to the trademark owner’s registered trademarks and logos. Therefore, we may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business would be harmed.

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

Intellectual property and other claims against us could be costly and could impair our business.

Other parties may assert infringement or unfair competition claims against us. In the past, we have been subject to claims or received notices from third parties alleging that our trademarks or product offerings and business processes infringe proprietary rights held by them. From time to time we also receive claims, and have previously been a defendant in a lawsuit alleging that our Internet marketing program and website operations infringe patents held by third parties. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering popular products or operating our business as planned. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third-party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

In addition, it is possible that, in the course of our business, we could be subject to legal claims or proceedings involving consumer, employment, stockholder, contract, product liability or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could adversely affect our business. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have an adverse impact on our business, financial condition and operating results. Additionally, any product liability claims could negatively affect our brand and our reputation.

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

We are a Delaware corporation and the Delaware General Corporation Law contains certain provisions that may make a change in control of our company or the removal of incumbent directors more difficult. In addition, our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that may have the same effect, including the elimination of the ability of stockholders to call special meetings or vote by written consent, the elimination of cumulative voting for directors, and procedures requiring advance notification for stockholder proposals. The elimination of cumulative voting substantially reduces the ability of minority stockholders to obtain representation on the Board of Directors. Also, the Board of Directors may determine at some point in the future that it is in the best interests of the Company and its stockholders to enact additional measures to protect the Company against unsolicited takeovers or stock accumulation. Such provisions or the enactment of additional protective measures may discourage potential acquirers from making a bid for our company, or make an acquisition of us or a tender offer to our stockholders more difficult, even if such acquisition or tender offer would be beneficial to our stockholders, and may reduce any premiums paid to stockholders for their common stock.

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

As of April 1, 2007, approximately 77% of our customer orders were placed through our website. In order for the online commerce market to function and develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. Although we take the security of our systems very seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information and information of our customers. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business.

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

There are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, consumer privacy, fraud, quality of products and services, taxation, advertising, adult-oriented content, defamation, intellectual property rights, identity theft and information security. Applicability of existing laws to the Internet relating to issues such as trademarks, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws, such as the Digital Millennium Copyright Act and the recent federal law regulating the commercial use of e-mail (popularly known as “CAN-SPAM”), are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business, operating results and financial condition.

States and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. These measures impose various and inconsistent requirements on companies collecting and maintaining personal information about consumers. We collect personal information from consumers in the course of doing business. These multiple laws and regulations introduce a considerable measure of uncertainty to our compliance efforts. Such measures will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of the new laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.

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

We are subject to increasing regulation relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. Several states have enacted several new laws that require all commercial website operators that collect personal information about residents in their states to adopt and post a privacy policy that meets certain specified criteria. Any failure to comply with these new laws could subject us to civil penalties, injunctions, and/or lawsuits. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would extend online privacy protections to adults. Moreover, legislation in the United States and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages and may otherwise have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of April 1, 2007, we leased approximately 28,000 square feet of office space in San Francisco, California for our corporate headquarters. Also, as of April 1, 2007, we leased approximately 240,000 square feet for our fulfillment and distribution center located in Lockbourne, Ohio and approximately 13,000 square feet for our customer sales and service center located in San Diego, California. We believe these facilities will be sufficient for our needs for at least the next twelve months, although we can offer no assurances in this regard. For a discussion of risks related to our facilities, see “Item 1A — Risk Factors.”

Our information technology systems are housed in a leased third-party facility in San Francisco, California. Data is stored in a database that runs on a redundant server and storage array. We also have standby servers that can provide disaster recovery as necessary. The facility hosting our servers provides redundant heating, ventilation, air conditioning, power and Internet connectivity. The redundant data center that we had in Cincinnati, Ohio was eliminated in August 2006 as we establish a failover system at our primary data center for all of our production systems in June 2006. For a discussion of the risks related to disruption in services at our third-party facility in San Francisco and Ohio and other facility-related risks, see “Item 1A — Risk Factors.”

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

On May 10 and June 19, 2007, the Company received letters from Broadvision, Inc., a licensor of software used in the Company’s website, following an audit by Broadvision, Inc. of the Company’s use of licensed software. In these letters, Broadvision, Inc. asserted that the Company has used software beyond the scope allowed by the license and requesting payment of approximately $894,000. The Company is currently in the process of investigating this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the 2007 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market under the symbol REDE. The following table sets forth the high and low closing prices for the quarterly periods indicated.

Fiscal 2006	High	Low

1st Quarter	$10.86	$7.69
2nd Quarter	10.98	9.55
3rd Quarter	12.98	10.00
4th Quarter	10.94	9.05

Fiscal 2007	High	Low

1st Quarter	$10.83	$9.65
2nd Quarter	9.97	7.95
3rd Quarter	9.05	7.06
4th Quarter	8.40	6.28

On June 22, 2007, the closing sales price of our common stock on the Nasdaq Global Market System was $6.55.

Stockholders

The number of stockholders of record as of June 22, 2007 was approximately 64. This number excludes beneficial owners whose stock is held in nominee or street name.

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

Stock Performance Graph

The following line graph compares, for the period commencing on the date that our common stock has been registered under Section 12 of the Exchange Act through the last trading day of our fiscal 2007, the annual percentage change in the cumulative total stockholder return for our common stock with the Nasdaq Global Market (U.S.) Index and a SEC-defined peer group of companies identified as SIC Code 5940 whose primary business is retail-miscellaneous shopping goods stores (the “Peer Group”). The graph assumes that $100 in cash was invested in our common stock, the Nasdaq Global Market (U.S.) Index, and our peer group, on September 25, 2003, (the date our common stock began to trade publicly). The cumulative return information in the graph is provided through March 30, 2007, the last trading day of our fiscal 2007. In accordance with the guidelines of the SEC, the stockholder return for each entity in the Peer Group has been weighted on the basis of market capitalization as of each measurement date set forth in the graph. Historical stock price performance should not be considered indicative of future stock price performance.

*	$100 invested on September 25, 2003 in stock or index-including reinvestment of dividends. RedEnvelope has never paid dividends on our common stock and do not have present plans to do so.

	9/25/03	12/31/03	3/26/04	12/31/04	4/1/05	12/31/05	4/2/06	12/31/06	3/30/07
RedEnvelope, Inc.	100.00	114.78	62.89	84.19	50.86	71.89	69.42	48.52	55.40
Nasdaq Global Market (U.S.) Index	100.00	103.95	102.64	113.89	103.90	116.43	123.48	129.51	130.61
Peer Group — Nasdaq Retail Index	100.00	110.50	109.11	152.21	124.78	138.68	138.56	132.73	138.20

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to a repurchase of common stock made by us during the three months ended April 1, 2007.

Issuer Purchases of Equity Securities

(d) Maximum
Number
(or Approximate
				(c) Total	Dollar
				Number of	Value) of
				Shares	Shares
				Purchased	that
				as Part of	May Yet be
	(a) Total			Publicly	Purchased
	Number of		(b) Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs	Programs

1/1/2007-1/28/2007	—		—	—	$—
1/29/2007-2/25/2007	—		—	—	$—
2/26/2007-4/1/2007	123,988	(1)	$5.38	—	$—

Total	123,988		$5.38	—	$—

(1)	Represents 14,613 shares of common stock delivered to RedEnvelope as consideration for the payment of taxes upon the vesting of a portion of the restricted common stock granted to Ken Constable on March 1, 2006 and 109,375 shares of common stock repurchased from Ken Constable upon his resignation as President and Chief Executive Officer pursuant to RedEnvelope’s right to repurchase unvested shares at the original purchase price under the terms of the restricted stock award agreement.

Item 6.	Selected Financial Data

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

	Fiscal Year Ended (Number of Weeks)
	April 1,	April 2,	April 3,	March 28,	March 30,
	2007 (52)	2006 (52)	2005 (53)	2004 (52)	2003 (52)
	(In thousands, except per share data)

Statements of Operations Data:
Net revenues	$121,273	$113,175	$101,418	$79,308	$70,059
Cost of sales	57,729	55,279	48,694	39,594	36,577

Gross profit	63,544	57,896	52,724	39,714	33,482
Operating expenses:
Fulfillment	17,050	16,092	15,631	12,206	10,769
Marketing	27,209	26,284	24,425	16,680	15,280
General and administrative	23,142	21,462	17,894	15,677	14,598

Total operating expenses	67,401	63,838	57,950	44,563	40,647

Loss from operations	(3,857)	(5,942)	(5,226)	(4,849)	(7,165)
Interest income	499	567	352	170	160
Interest expense	(177)	(247)	(279)	(449)	(706)

Net loss	$(3,535)	$(5,622)	$(5,153)	$(5,128)	$(7,711)

Net loss per share — basic and diluted	$(0.38)	$(0.62)	$(0.59)	$(1.16)	$(24.48)

Weighted average shares outstanding — basic and diluted	9,400	9,007	8,749	4,422	315

	As of
	April 1,	April 2,	April 3,	March 28,	March 30,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$13,245	$3,277	$4,807	$2,653	$4,997
Working capital	18,336	19,435	23,038	27,638	7,179
Total assets	39,411	40,977	46,268	45,176	22,126
Capital lease obligations	557	448	869	1,412	1,775
Total indebtedness	—	—	—	—	1,123
Mandatorily redeemable convertible preferred stock	—	—	—	—	82,556
Stockholders’ equity (deficit)	$25,889	$25,990	$30,034	$33,917	$(71,451)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

RedEnvelope is a branded online retailer of upscale gifts, dedicated to inspiring people to celebrate their relationships through giving. RedEnvelope offers an extensive and fresh collection of imaginative and original gifts through our catalog, web store and phone store. Our in-house design team creates unique proprietary products, and our merchants source unique products domestically and from various parts of the world and often commission artists and vendors to create exclusive gifts. Through our web store, www.redenvelope.com, customers can search for gifts by recipient, occasion, gift category and price point. We also publish our full-color catalog several times a year and sell directly to corporate clients through our Business Gifts Services (“BGS”) group.

In fiscal year 2007, our net revenues increased 7.2% from $113.2 million in fiscal year 2006 to $121.3 million in fiscal year 2007. Gross margin increased from 51.2% in fiscal year 2006 to 52.4% in fiscal 2007. Our net loss for fiscal 2007 was $3.5 million compared to $5.6 million in the prior fiscal year. During fiscal 2007, the number of shipped orders decreased slightly, which was more than offset by an 8.1% increase in average revenue per order shipped. As of April 1, 2007, we had approximately 3.4 million customer names in our internal database, representing an increase of approximately 514,000 customers over fiscal 2006.

In fiscal year 2007, we made significant changes to our senior management team and achieved operational stability, carefully managed our expenses and ensured that we were prepared for the holiday selling season. Reduced marketing expenditures for new customer prospecting in the third and fourth quarters of fiscal year 2007 will, we believe, result in downward pressures on revenues until renewed prospecting initiatives take effect in the latter part of fiscal year 2008. In fiscal year 2008, we intend to focus on re-energizing the RedEnvelope brand and product offering in order to realize the potential of our business model. Further, we are committed to cost effective customer acquisition and retention, primarily through our catalog circulation strategy, product assortment and creative presentation. We are also currently planning to upgrade our material handling equipment in our fulfillment center during the first half of fiscal year 2008. We currently expect that this upgrade will enhance our fulfillment capabilities by providing automated solutions to our fulfillment process and increasing the facility’s capacity.

Although we are committed to our strategic initiatives, there are inherent risks associated with our business that may present challenges for us in the future and could prevent us from achieving our intended results within anticipated timelines or at all. We have outlined currently identified risks within the “Item 1A — Risk Factors” section of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth our statements of operations data expressed as a percentage of net revenues for the past three fiscal years. Our fiscal year is based on a 52 or 53-week year. The fiscal year ends on the Sunday closest to March 31. The fiscal year 2005 was a 53-week year and both fiscal year 2006 and 2007 were 52-week years.

	Fiscal Year Ended
	April 1,	April 2,	April 3,
	2007	2006	2005
	(As percentage of net revenues)

Statements of Operation Data:
Net revenues	100.0%	100.0%	100.0%
Cost of sales	47.6	48.8	48.0

Gross profit	52.4	51.2	52.0
Operating expenses:
Fulfillment	14.1	14.2	15.4
Marketing	22.4	23.2	24.1
General and administrative	19.1	19.0	17.6

Total operating expenses	55.6	56.4	57.1

Loss from operations	(3.2)	(5.2)	(5.1)
Interest income, net	0.3	0.2	0.0

Net loss	(2.9)%	(5.0)%	(5.1)%

Comparison of Years Ended April 1, 2007 and April 2, 2006

Net Revenues

Net revenues are comprised of product sales, shipping revenue, gift-wrap revenue and personalization revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for delivering the product. Our gift-wrap revenue and personalization revenue consists of amounts we charge our customers for our signature red gift boxes and for personalization of products, respectively.

Net revenues were $121.3 million and $113.2 million for fiscal 2007 and 2006, respectively, representing a 7.2% increase. The increase was mainly attributable to an increase in the average number of items per order, an increase in average retail price per item sold and an increase in our shipping revenue of approximately $2.0 million, which increased significantly over the prior year due to increased shipping rates charged to our customers and fewer shipping discounts. The increase in net revenues also reflects increased demand for our products generated through our marketing channels. Although revenues from customers who receive our catalog were flat compared to the last year, our online and email revenues grew 18.5% over the prior year. These increases were partially offset by a decline in revenues from customers that order directly through our web store without apparent attribution to our catalog, online, email, or corporate marketing activities. The Company expects this trend to continue in the near future. Overall, during fiscal 2007, the number of shipped orders decreased by 0.9% which was offset by an 8.1% increase in average revenue per order shipped. However, the decline in orders shipped in the fourth quarter of fiscal 2007 was 6.7% as a result of reduced marketing expenditures for new customer prospecting in the third and fourth quarters, which also resulted in a 9.8% decrease in customer acquisitions in fiscal 2007 as compared to fiscal 2006. We currently expect this reduction in fiscal 2007 marketing expenditures to result in downward pressures on revenues until renewed prospecting initiatives take effect in the latter part of fiscal 2008 and, consequently, we currently anticipate that net revenues for fiscal 2008 will be less than net revenues for fiscal 2007. As of April 1, 2007, we had approximately 3.4 million customer names in our internal database, representing an increase of approximately 514,000 customers over fiscal 2006.

Cost of Sales

Cost of sales consists of the cost of the product sold, inbound and outbound freight costs and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment.

Cost of sales were $57.7 million and $55.3 million for fiscal 2007 and 2006, respectively, representing 47.6% and 48.8% of net revenues, respectively. The increase in dollars resulted from an increase in net revenues. The decrease in cost of sales as a percentage of net revenues represents a decrease in our shipping expenses of approximately $1.3 million due to lower shipping rates from carriers versus the prior year, which was partially offset by increased landed freight costs.

Operating Expenses

Fulfillment.  Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer sales and service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred at our distribution center and customer sales and service facility.

Fulfillment expenses were $17.1 million and $16.1 million for fiscal 2007 and 2006, respectively, representing 14.1% and 14.2% of net revenues, respectively. The 6.0% increase in dollars reflects an increase in personnel costs at the fulfillment center which directly supported the increase in number of items per order and the 7.2% increase in net revenues. The slight decrease in fulfillment expenses as a percentage of net revenues reflects our increased operating efficiencies in warehouse management and our ability to spread fixed fulfillment costs over increased net revenues. We believe that we will need to continue to make improvements in our fulfillment processes and capital infrastructure in order to efficiently meet anticipated demand. If we are unable to continue to improve the efficiency of the fulfillment process or if we are unable to service higher order volumes in the event they are achieved, our business and operating results could be materially harmed.

Marketing.  Marketing expenses consist primarily of online and catalog programs as well as public relations, other promotional expenditures, and advertising.

Marketing expenses were $27.2 million and $26.3 million for fiscal 2007 and 2006, respectively, representing 22.4% and 23.2% of net revenues, respectively. The decrease in marketing expenses as a percentage of net revenues reflects our shift in mix of marketing spending more towards our online and email campaigns, a decrease in new customer prospecting in the third and fourth quarters of fiscal 2007 plus improved efficiency in our email marketing channel. The increase in dollars primarily represents increased spending on our online and email campaigns. Our primary marketing vehicles are subject to increasing costs and competition. If we are unsuccessful in generating sufficient revenues through our marketing vehicles, our operating results will be adversely affected.

General and Administrative.  General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer sales and service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, stock-based compensation and other general corporate expenditures.

General and administrative expenses were $23.1 million and $21.5 million for fiscal 2007 and 2006, respectively, representing 19.1% and 19.0% of net revenues, respectively. The increase in dollars was primarily due to $2.4 million, representing 1.9% of net revenues, in stock option expenses during fiscal 2007, as required by SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which was adopted at the beginning of fiscal 2007 and therefore not included in fiscal 2006 results. This increase was partially offset by a decrease in other corporate expenses such as legal fees and technology costs. As a percentage of net revenues, the increase of 1.9% resulting from the adoption of SFAS 123(R) was offset by our ability to leverage fixed costs across higher net revenues.

Other Income and Expenses

Interest Income.  Interest income was $0.5 million and $0.6 million for fiscal years 2007 and 2006, respectively. The slight decrease is due to lower investment balances in fiscal 2007, partially offset by higher yields.

Interest Expense.  Interest expense was $0.2 million for both fiscal years 2007 and 2006, primarily representing debt acquisition cost amortization and interest on capital lease obligations.

Income Taxes.  As of April 1, 2007, we had $80.7 million of net operating loss carryforwards, which may be impaired or limited in certain circumstances. We are currently carrying these deferred tax assets, consisting primarily of net operating loss carryforwards, at a value of zero because of the uncertainty regarding their realizability. See Note 5 to the Financial Statements for details regarding our net operating loss carryforwards, including their expiration.

Comparison of Years Ended April 2, 2006 and April 3, 2005

Net Revenues

Net revenues were $113.2 million and $101.4 million for fiscal 2006 and 2005, respectively, representing an 11.6% increase. The increase was mainly attributable to increased demand for our products resulting from additional marketing efforts through our online marketing and catalog campaigns. Online revenue, through search, portals, and affiliates, grew 23.6% in fiscal 2006 over fiscal 2005. Revenues from customers who received our catalogs or emails grew 10.5% in fiscal 2006 over fiscal 2005 largely as a result of a 19.3% increase in the circulation of catalogs in fiscal 2006 over fiscal 2005. These increases were slightly offset by a decline in revenues from customers that order directly through our web store without any apparent connection to our catalog, online, email, or corporate marketing activities. Overall, during fiscal 2006, shipped orders grew 10.1% over fiscal 2005 but average revenue per order increased 1.4% reflecting the impact of discounted shipping offered during the fiscal 2006 holiday season, as well as a shift in product mix. As of April 2, 2006, we had approximately 2.9 million customer names in our internal database, representing an increase of approximately 574,000 customers over fiscal 2005.

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

Operating Expenses

Fulfillment.  Fulfillment expenses were $16.1 million and $15.6 million for fiscal 2006 and 2005, respectively, representing 14.2% and 15.4% of net revenues, respectively. The 3.2% increase in dollars reflects an increase in temporary staff and other variable costs at both the fulfillment center and customer sales and service center in fiscal 2006 which directly support the 10.1% increase in the number of orders shipped and the 11.6% increase in net revenues. As a percentage of net revenues, the decrease was primarily due to improved efficiencies in warehouse management, as well as our ability to leverage fixed costs across higher net revenues. During fiscal 2005, we revised our materials handling processes, implemented new warehouse management software and effected management changes at the fulfillment center.

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

General and Administrative.  General and administrative expenses were $21.5 million and $17.9 million for fiscal 2006 and 2005, respectively, representing 19.0% and 17.6% of net revenues, respectively. The increase in dollars and as a percentage of net revenues was primarily due to approximately $1.5 million of leadership transition costs, including severance, relocation benefits, recruiting fees and the grant of restricted stock to the then-serving Chief Executive Officer, incurred in the fourth quarter of fiscal 2006, plus increased personnel and recruiting costs over the prior fiscal year. In addition, software licenses, software maintenance and depreciation expense increased due to capital expenditures made in software equipment and facilities in the prior year and current year.

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

Liquidity and Capital Resources

Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer holiday spending. As a result, our cash balances are seasonal in nature, with the third fiscal quarter containing both our lowest level of cash for the year as we build inventory for the holiday selling season, and our highest level upon conclusion of this season. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December. In addition to our current cash balances on hand, we have in place a revolving credit facility and subordinated promissory note described more fully in Note 6 to the financial statements contained in this report.

Cash Flows From Operating Activities — Net cash flows provided by operating activities were $6.2 million for fiscal 2007 and cash flows used in operating activities were $7.3 million and $3.7 million for fiscal 2006 and 2005, respectively. Net cash provided by operating activities in fiscal year 2007 primarily represents a $5.4 million decrease in inventory and the net loss of $3.5 million prior to $2.7 million in stock-based compensation costs and $3.0 million of depreciation expense. The decrease in inventory during fiscal year 2007 reflects sales of primarily core items during our fiscal 2007 holiday season which were purchased and included in the inventory balance at the end of fiscal 2006. Net cash used in operating activities in fiscal year 2006 resulted primarily from the $5.6 million net loss and a $5.6 million increase in inventory offset by $3.1 million in depreciation expense. Net cash used in operating activities in fiscal year 2005 resulted primarily from the $5.2 million net loss offset by the $2.8 million in depreciation expense.

Cash Flows From Investing Activities — Net cash flows provided by investing activities were $3.6 million, $5.2 million and $5.3 million for fiscal 2007, 2006 and 2005, respectively. Net cash provided by investing activities in fiscal 2007, 2006 and 2005 resulted from maturities of investments, offset by capital expenditures for property and equipment. Capital expenditures for fiscal 2007 were approximately $4.0 million, of which $3.2 million was paid in cash as of April 1, 2007. These expenditures were for various investments in management systems, our call center and fulfillment center. We are currently planning various investments in our fulfillment center and our technology, including our website, in fiscal 2008 which we currently anticipate will cost approximately $5.5 million. We currently believe these investments will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions, which could result in additional expenditures. Although we believe these estimates on expenditures which could adversely affect our business to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater.

Cash Flows From Financing Activities — Net cash flows provided by financing activities were $0.2 million, $0.6 million and $0.6 million for fiscal years 2007, 2006 and 2005, respectively. Net cash flows from financing activities consisted of proceeds from the issuance of stock which were offset primarily by payments on capital lease obligations. Net cash flows from financing activities in fiscal 2007 were partially offset by the repurchase of restricted stock in the amount of $0.1 million and payments for debt issuance costs of $0.1 million in connection with obtaining our revolving credit facility in June 2006. During fiscal 2007, we borrowed $6.7 million under our revolving credit facility to fund our seasonal inventory build up and repaid these borrowings during the third quarter of fiscal 2007.

Revolving Credit Facility — We have in place a revolving credit facility with a lender, which is described more fully in Note 6 to the financial statements contained in this report. As of April 1, 2007, the borrowing base reflected an availability of $4.4 million and we had no borrowings under the revolving credit facility. On June 29, 2007, the Company executed a subordinated promissory note with a related party that provides for a term loan of up to $2.6 million, which is described more fully in Note 6 to the financial statements contained in this report.

We currently believe that the cash currently on hand and the cash available to us through our credit facility and the subordinated promissory note will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash generated from operations and cash available to us through our credit facility to fund operations and capital expenditures. Additionally, equity and or additional debt financing may need to be obtained to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital would have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. For a discussion of these and other risks related to our capital resources, see “Item 1A — Risk Factors.”

Contractual Obligations

The following table summarizes significant contractual obligations as of April 1, 2007:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Capital leases	$636	$243	$258	$135	$—
Operating leases	2,394	1,076	1,318	—	—
Purchase obligations	8,520	8,520	—	—	—

Total	$11,550	$9,839	$1,576	$135	$—

Capital Leases — Our $0.6 million of capital lease obligations consist of equipment used at our fulfillment center and purchased software. The terms of these leases extends into our fiscal year 2011. At the end of the equipment lease term, we have the option to purchase the equipment for $1.

Operating Leases — At April 1, 2007, we had operating lease obligations of approximately $2.4 million. Our operating lease obligations primarily consist of payments related to properties that we occupy for our headquarters, customer sales and service center and fulfillment center. The lease terms expire in September 2009, March 2010 and July 2007, respectively. We currently intend to exercise our second option to renew our operating lease for our fulfillment center which will then expire in March 2008.

Purchase Obligations — Amounts represent estimated commitments at April 1, 2007 to purchase inventory and other goods and services in the normal course of business to meet operational requirements. These obligations are expected to be paid in future periods as stated in the table.

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

Revolving Credit Facility — We have in place a revolving credit facility with a lender, which is described more fully in Note 6 to the financial statements contained in this report. As of April 1, 2007, the borrowing base reflected an availability of $4.4 million and we had no borrowings under the revolving credit facility. On June 29, 2007, the Company executed a subordinated promissory note with a related party that provides for a term loan of up to $2.6 million, which is described more fully in Note 6 to the financial statements contained in this report.

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

Revenue recognition.  We derive our revenues from product sales to consumers and businesses. We generally require payment by credit card prior to shipment. We recognize revenue on the date on which we estimate that the product has been received by the customer, and defer any payments we receive prior to the date we estimate the customer has received the goods. We use our third-party freight carrier information as a basis for determining when delivery has occurred. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period. In particular, our management must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be affected adversely. The reserve for returns was $0.4 million as of April 1, 2007 and April 2, 2006.

Shipping and Handling Costs.  Shipping costs, which include inbound and outbound freight costs and the cost of gift-wrap, are included in cost of sales. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment. Handling costs included in operating expenses — fulfillment for the fiscal years ended April 1, 2007, April 2, 2006 and April 3, 2005 were $7.2 million, $6.9 million and $6.7 million, respectively. Our gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or to operating expenses, resulting in higher gross profit.

Inventory.  Inventories are stated at the lower of cost or market with costs based on the first-in-first-out method. We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. Specific provisions are recorded when the future estimated selling price is less than the cost of the inventory. We also estimate a reserve for expected inventory shrinkage based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count. In addition, we estimate a reserve for damaged inventory based on historical realizable values.

Accounting for income taxes.  Management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of April 1, 2007, we had recorded a full valuation allowance of $32.1 million against our net deferred tax asset balance due to uncertainties related to the realizability of our deferred tax assets as a result of our history of operating losses as well as other limitations that include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

Stock-Based Compensation.  We account for stock-based employee compensation arrangements in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Under the terms of SFAS 123(R), the fair value of any equity award is estimated at the grant date and this fair value is recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS 123(R) requires that fair value be estimated using an option pricing model that takes into account at least the following items — the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest. Some of these factors are based upon assumptions requiring a high degree of judgment. Changes in these assumptions could materially affect the estimate of fair value of stock-based compensation and consequently the amount recognized in the statements of operations. The statement became effective for us at the beginning of fiscal 2007 and upon adoption of SFAS 123(R), compensation cost was recognized for any unvested awards that were granted prior to the date of adoption using the same estimate of the grant-date fair value used to determine the pro forma disclosures under SFAS 123.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not.” The term “more-likely-than-not” means there exists a likelihood of more than 50 percent that the position will be sustained upon review by the taxing authority based solely on its technical merits as of the reporting date. The Interpretation will be effective for the Company as of the beginning of fiscal 2008. We are currently assessing the impact of the adoption of FIN No. 48; however, we do not expect the adoption of FIN No. 48 will have a material effect on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk We currently maintain a portfolio of investments consisting of cash equivalents and short-term marketable securities, which can be affected by changes in market interest rates. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade securities. Our investments in debt securities are subject to interest rate risk. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”. We do not use derivative financial instruments in our investment portfolio. (See Note 3 of Notes to Financial Statements)

All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents. Other investments in marketable securities are considered short-term investments if original maturities range over three months but less than one year.

The following table lists our cash and cash equivalents and short-term investments at April 1, 2007:

(In thousands)

Cash and cash equivalents	$13,245
Short-term investments	—

Total	$13,245

If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.

Foreign Currency Risk We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are generally denominated in U.S. dollars. As of April 1, 2007, currency risks related to these transactions were not material. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RedEnvelope, Inc.:

We have audited the accompanying balance sheets of RedEnvelope, Inc. (the “Company”) as of April 1, 2007 and April 2, 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 1, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of RedEnvelope, Inc. as of April 1, 2007 and April 2, 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based arrangements to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, in fiscal 2007.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
June 29, 2007

RedEnvelope, Inc.

BALANCE SHEETS

	April 1,	April 2,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$13,245	$3,277
Short-term investments	—	6,762
Accounts receivable, net	1,050	1,054
Inventory	14,288	19,690
Prepaid catalog costs and other current assets	2,423	2,793

Total current assets	31,006	33,576
Property and equipment, net	8,221	7,255
Other assets	184	146

Total assets	$39,411	$40,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,092	$9,759
Accrued expenses and other current liabilities	3,084	2,699
Accrued compensation	2,287	1,371
Capital lease obligations, current	207	312

Total current liabilities	12,670	14,141
Capital lease obligations, long-term	350	136
Deferred rent	502	710

Total liabilities	13,522	14,987

Commitments and contingencies — (See Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 100 million shares authorized; 9.5 million and 9.3 million issued and outstanding as of April 1, 2007 and April 2, 2006, respectively	96	94
Additional paid-in capital	118,800	116,739
Deferred compensation	(1)	(1,372)
Notes receivable from stockholders	(44)	(44)
Accumulated deficit	(92,962)	(89,427)

Total stockholders’ equity	25,889	25,990

Total liabilities and stockholders’ equity	$39,411	$40,977

See accompanying notes to these financial statements.

RedEnvelope, Inc.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	April 1,	April 2,	April 3,
	2007	2006	2005
	(In thousands, except per share data)

Net revenues	$121,273	$113,175	$101,418
Cost of sales	57,729	55,279	48,694

Gross profit	63,544	57,896	52,724

Operating expenses:
Fulfillment	17,050	16,092	15,631
Marketing	27,209	26,284	24,425
General and administrative	23,142	21,462	17,894

Total operating expenses	67,401	63,838	57,950

Loss from operations	(3,857)	(5,942)	(5,226)
Interest income	499	567	352
Interest expense	(177)	(247)	(279)

Net loss	$(3,535)	$(5,622)	$(5,153)

Net loss per share — basic and diluted	$(0.38)	$(0.62)	$(0.59)

Weighted average shares outstanding — basic and diluted	9,400	9,007	8,749

See accompanying notes to these financial statements.

RedEnvelope, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Notes		Accumulated
			Additional		Receivable		Other
	Common Stock		Paid-In	Deferred	from	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Stockholder	Deficit	Income/(Loss)	Equity	Loss

Balance at March 28, 2004	8,544	$86	$112,728	$(197)	$(44)	$(78,652)	$(4)	$33,917	—
Exercise of common stock options	302	4	1,123	—	—	—	—	1,127	—
Exercise of common stock warrants	22	—	—	—	—	—	—	—	—
ESPP distribution	15		110					110
Unrealized gain	—	—	—	—	—	—	9	9	$9
Issuance of warrants w/loan	11	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	24	—	—	—	24	—
Reversal of deferred compensation	—	—	(130)	130	—	—	—	—	—
Net loss	—	—	—	—	—	(5,153)		(5,153)	(5,153)

Comprehensive loss									$(5,144)

Balance at April 3, 2005	8,894	90	113,831	(43)	(44)	(83,805)	5	30,034
Exercise of common stock options	213	2	1,104	—	—	—	—	1,106	—
ESPP distribution	18	—	137	—	—	—	—	137	—
Unrealized loss	—	—		—		—	(5)	(5)	$(5)
Amortization of deferred stock compensation	—	—	—	503	—	—	—	503	—
Reversal of deferred compensation	—	—	(26)	26	—	—	—	—	—
Issuance of restricted stock award	200	2	1,858	(1,858)	—	—	—	2	—
Repurchase of restricted stock	(18)	—	(165)	—	—	—	—	(165)	—
Net loss	—	—	—	—	—	(5,622)	—	(5,622)	(5,622)

Comprehensive loss									$(5,627)

Balance at April 2, 2006	9,307	94	116,739	(1,372)	(44)	(89,427)	—	25,990
Exercise of common stock options	313	3	688	—	—	—	—	691	—
ESPP distribution	19	—	157	—	—	—	—	157	—
Amortization of deferred stock compensation	—	—	—	355	—	—	—	355	—
Reversal of deferred compensation	—	—	(1)		—	—	—	(1)	—
Forfeiture of restricted stock	(109)	(1)	(1,016)	1,016	—	—	—	(1)	—
Repurchase of restricted stock	(15)	—	(118)	—	—	—	—	(118)	—
Amortization of stock- based compensation	—	—	2,351	—	—	—	—	2,351	—
Net loss and comprehensive loss	—	—	—	—	—	(3,535)	—	(3,535)	$(3,535)

Balance at April 1, 2007	9,515	$96	$118,800	$(1)	$(44)	$(92,962)	$—	$(25,889)

See accompanying notes to these financial statements.

RedEnvelope, Inc.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	April 1,	April 2,	April 3,
	2007	2006	2005
		(In thousands)

Cash Flows From Operating Activities:
Net loss	$(3,535)	$(5,622)	$(5,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,024	3,119	2,820
Stock-based compensation	2,705	503	24
Loss on disposal of property and equipment	2	217	61
Other non-cash charges	(153)	(29)	312
Changes in operating assets and liabilities:
Accounts receivable, net	4	(62)	63
Inventory	5,402	(5,642)	(4,439)
Prepaid catalog costs and other current assets	421	1,401	(2,073)
Accounts payable	(2,991)	(677)	4,505
Accrued expenses and other current liabilities	1,302	(545)	142

Net cash provided by (used in) operating activities	6,181	(7,337)	(3,738)

Cash Flows From Investing Activities:
Maturities of short-term investments	11,619	61,664	37,459
Purchases of short-term investments	(4,857)	(54,075)	(27,244)
Purchases of property and equipment	(3,171)	(2,367)	(4,957)

Net cash provided by investing activities	3,591	5,222	5,258

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	848	1,245	1,233
Forfeiture of restricted stock	(1)	—	—
Repurchase of restricted stock	(118)	—	—
Principal payments on capital lease obligations	(389)	(660)	(599)
Proceeds from line of credit	6,700	—	—
Repayment of line of credit	(6,700)	—	—
Payment of debt issuance costs	(144)	—	—

Net cash provided by financing activities	196	585	634

Net increase (decrease) in cash and cash equivalents	9,968	(1,530)	2,154
Cash and cash equivalents at beginning of period	3,277	4,807	2,653

Cash and cash equivalents at end of period	$13,245	$3,277	$4,807

Supplemental Cash Flow Information:
Cash paid for interest	$121	$109	$142
Cash paid for income taxes	1	1	1
Supplemental Non cash Investing and Financing Activities:
Property improvements paid by landlord	—	—	700
Equipment acquired through capital lease transactions	498	311	57

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

Fiscal Year — The Company’s fiscal year ends on the Sunday closest to March 31, based on a 52/53-week year. Fiscal year 2005, which ended on April 3, 2005, was a 53-week period. Fiscal years 2006 and 2007, both 52-week periods, ended on April 2, 2006 and April 1, 2007, respectively.

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

Inventory.  Inventories consist of acquired finished goods for resale. Inventories are stated at the lower of cost or market with costs based on the first-in-first-out method. The Company estimates a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. Specific provisions are recorded when the future estimated selling price is less than the cost of the inventory. In addition, we estimate a reserve for expected inventory shrinkage based on historical shrinkage factors and our current inventory levels. Actual shrinkage is recorded at year-end based on the results of our physical inventory count.

Prepaid Catalog Costs — Prepaid catalog costs consist of third-party costs including paper, printing, postage, production and mailing costs for all Company direct response catalogs. These costs are capitalized as prepaid catalog costs and are amortized over their expected period of future benefit which generally does not exceed three months. This amortization is based upon the portion of actual revenues to the total of actual and estimated future revenues on an individual catalog basis. Prepaid catalog costs are evaluated for realizability at each reporting period. If the carrying amount is in excess of the estimated probable remaining future net benefit of the catalog, the excess is expensed in the reporting period. At April 1, 2007 and April 2, 2006, the Company had prepaid catalog costs of $1.3 million and $1.4 million, respectively, included in prepaid catalog costs and other current assets.

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

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Shipping and Handling Costs — Shipping costs, which include inbound and outbound freight costs and the cost of gift wrap, are included in Cost of Sales. Handling costs, which include fulfillment center expenses, are included in Operating expenses — Fulfillment. Handling costs included in Operating expenses — Fulfillment for the fiscal years ended April 1, 2007, April 2, 2006 and April 3, 2005 were $7.2 million, $6.9 million and $6.7 million, respectively. The Company’s gross profit may not be comparable to other entities, which may allocate all shipping and handling costs to either cost of sales, resulting in lower gross profit, or to operating expenses, resulting in higher gross profit.

Provision for Sales Returns and Allowances — The provision for sales returns and allowances consists of estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period.

A summary of changes in the reserve for sales returns and allowances is as follows:

		Provision for
	Balance at	Sales Returns	Actual	Balance at
	Beginning of	and	Returns and	End of
	Period	Allowances	Allowances	Period
	(In thousands)

Year Ended April 1, 2007 sales returns and allowances	$430	$5,142	$(5,145)	$427
Year Ended April 2, 2006 sales returns and allowances	501	4,552	(4,623)	430
Year Ended April 3, 2005 sales returns and allowances	181	4,862	(4,542)	501

Advertising Expense — The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized either in accordance with the actual number of clicks-through to the RedEnvelope website or on a straight-line basis over the term of the contract. Advertising expenses, excluding catalog costs, for fiscal years 2007, 2006 and 2005 were $8.8 million, $8.3 million and $10.3 million, respectively, and were included in marketing expenses.

Income Taxes — The Company accounts for income taxes under the asset and liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

Stock-Based Compensation — On April 3, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Under the terms of SFAS 123(R), the fair value of any equity award is estimated at the grant date and this fair value is recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS 123(R)requires that fair value be estimated using an option pricing model that takes into account at least the following items — the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest. Some of these factors are based upon assumptions requiring a high degree of judgment. Changes in these assumptions could materially affect the estimate of fair value of stock-based compensation and consequently the amount recognized in the statements of operations. Upon adoption of SFAS 123(R), compensation cost was recognized for any unvested awards that were granted prior to the date of adoption using the same estimate of the grant-date fair value used to determine the pro forma disclosures under SFAS 123.

For stock options granted prior to the adoption of SFAS No. 123(R), if compensation expense for the Company’s various stock option plans had been determined based upon the fair value recognition provisions of SFAS No. 123, the Company’s pro forma net loss would have been as follows:

	Fiscal Year Ended
	2006	2005
	(In thousands, except per share data)

Net loss — as reported	$(5,622)	$(5,153)
Stock-based employee compensation included in reported net loss	503	24
Stock-based compensation expense determined under fair value method	(2,141)	(1,125)

Pro forma net loss	$(7,260)	$(6,254)

Basic and diluted earnings per share:
As reported	$(0.62)	$(0.59)
Pro forma	$(0.81)	$(0.71)

Loss Per Share — For all periods presented, basic net loss per share equals diluted net loss per share because the effect of stock equivalents (stock options and warrants outstanding) would have been antidilutive. The weighted average number of stock options, unvested shares and warrants outstanding excluded from the calculation for fiscal years 2007, 2006 and 2005 were approximately 1.6 million, 1.5 million and 1.4 million, respectively.

Comprehensive Loss — Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss).

Fair Value of Financial Instruments — Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, customer and other receivables, accounts payable, accrued expenses and other current liabilities approximate their fair value. Based upon borrowing rates available to the Company, the carrying value of the Company’s capital lease obligations approximated their fair value as of April 1, 2007.

New Accounting Pronouncements — In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not.” The term “more-likely-than-not” means there exists a likelihood of more than 50 percent that the position will be sustained upon review by the taxing

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

authority based solely on its technical merits as of the reporting date. The Interpretation will be effective for the Company as of the beginning of fiscal 2008. We are currently assessing the impact of the adoption of FIN No. 48; however, we do not expect the adoption of FIN No. 48 will have a material effect on our financial position and results of operations.

2.	Results of Operations for Fiscal 2007 and Discussion of Liquidity in Fiscal 2008

In fiscal 2007, the Company incurred a net loss of $3.5 million, generated positive cash flow from operations of $6.2 million and had cash and cash equivalents of $13.2 million as of April 1, 2007. Net revenues for fiscal 2007 were $121.3 million, representing a 7.2% increase over prior year. Although the Company experienced an increase in the average number of items per order, an increase in average retail price per item sold and an increase in shipping revenue, we experienced a 0.9% decrease in the number of orders shipped over the prior year. The decline in orders shipped in the fourth quarter of fiscal 2007 was 6.7% as a result of reduced marketing expenditures for new customer prospecting in the third and fourth quarters, which also resulted in a 9.8% decrease in customer acquisitions in fiscal 2007 as compared to fiscal 2006. Management expects this reduction to result in downward pressures on revenues until renewed prospecting initiatives take effect in the latter part of fiscal 2008.

The Company has in place a revolving credit facility with a lender, which is described more fully in Note 6. As of April 1, 2007, the borrowing base reflected an availability of $4.4 million and the Company had no borrowings under the revolving credit facility. On June 29, 2007, the Company executed a subordinated promissory note with a related party that provides for a term loan with availability of up to $2.6 million, which is described more fully in Note 6. We currently believe that the cash currently on hand and the cash available to us through our credit facility and subordinated promissory note and cash flow from operations will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash generated from operations and cash available through the credit facility to fund operations and capital expenditures. Additionally, equity and or additional debt financing may need to be obtained to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders.

3.	Investments

As of April 1, 2007, the Company did not have any short-term investments. As of April 2, 2006, the Company’s investments were considered available-for-sale and recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income. As of April 2, 2006, short-term investments were comprised of auction rate securities with an auction maturity of three months or less but an underlying long-term maturity.

There were no realized gains or losses the fiscal year ended April 1, 2007, April 2, 2006 and April 3, 2005.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consists of the following (estimated useful life):

	April 1,	April 2,
	2007	2006
	(In thousands)

Machinery and computer equipment (3 years)	$8,204	$8,126
Software (3 years)	6,676	5,368
Fulfillment equipment under capital lease (3-7 years)	2,125	1,615
Furniture and fixtures (5 years)	399	611
Leasehold improvements (3-5 years)	3,201	2,375
Software development in progress	3,292	2,180

Total	23,897	20,275
Less: accumulated depreciation and amortization	(15,676)	(13,020)

Total	$8,221	$7,255

The cost of property and equipment under capital leases was $2.6 million and $2.4 million at April 1, 2007 and April 2, 2006, respectively. Accumulated depreciation for assets under capital leases was $2.0 million for both fiscal years ending April 1, 2007 and April 2, 2006.

5.	Income Taxes

The Company has not recorded a tax benefit in any period presented due to losses incurred and uncertainty of realizing the net operating loss carryforwards. A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	2007	2006	2005

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes and other	(4.8)	(4.8)	(4.8)
Valuation allowance	38.8	38.8	38.8

	0.0%	0.0%	0.0%

Deferred tax assets are summarized as follows:

	April 1,	April 2,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$29,995	$29,224
Allowance and accruals	2,093	1,233

Total	32,088	30,457
Less: valuation allowance	(32,088)	(30,457)

Net deferred tax assets	$—	$—

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a 100% valuation allowance at April 1, 2007 and April 2, 2006

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

due to the uncertainty of realizing future tax benefits from its net operating loss carryforward and other deferred tax assets.

At April 1, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $80.7 million that are due to expire beginning in fiscal year 2020 through fiscal 2028. State net operating loss carryforwards are approximately $29.0 million and are due to expire beginning in fiscal year 2009 through fiscal 2018. Under the Internal Revenue Code of 1986, as amended, the amounts of and benefits from net operating loss and tax carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company’s preferred stock issuances created an ownership change of more than 50% which caused annual limitations in the amount of net operating losses that arose prior to such ownership change that the Company may utilize for both federal and state purposes. In addition, the Company’s initial public offering and/or changes in its stock ownership since its initial public offering may have caused further ownership changes and may result in additional annual limitations in the amount of its federal and state net operating losses that the Company may utilize.

6.	Borrowing Arrangements

On June 26, 2006, the Company executed a loan and security agreement with a lender that provides for a senior secured revolving credit facility in an amount equal to the lesser of $12.5 million or an amount determined under a borrowing base formula. The borrowing base formula is determined by the sum of the appraised net realizable liquidation value of eligible inventory, plus eligible credit card accounts receivable, less applicable reserves. As of April 1, 2007, the borrowing base reflected an availability of $4.4 million. Interest will accrue on amounts borrowed under the credit facility at the prime lending rate or a LIBOR rate plus an applicable margin. The loan and security agreement provides for certain events of default, sets forth affirmative and negative covenants, including without limitation certain financial covenants, to which the Company must adhere, and expires in June 2010. Borrowings are secured by a first priority interest in all of the Company’s assets, tangible and intangible, and proceeds realized from the sale or other disposition thereof.

On June 29, 2007, the Company executed a subordinated promissory note with The Integrity Brands Fund, L.P., a fund that is managed by the Company’s Executive Chairman and Chairman of the Board of Directors and is a holder of approximately 8% of the Company’s outstanding shares. The subordinated promissory note provides for a term loan in an amount up to a maximum principal amount of $2.6 million. Interest will accrue on amounts borrowed under the note at a per annum rate equal to the prime rate. The note is subordinated and junior in right of payment to the prior payment in full of all the principal and unpaid accrued interest and all other obligations under the loan and security agreement dated as of June 26, 2006. The subordinated promissory note provides for certain events of default and expires on June 28, 2008.

7.	Commitments and Contingencies

Leases — The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2012. Rent expense for the fiscal years 2007, 2006 and 2005 was

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

approximately $1.6 million, $1.6 million and $1.8 million, respectively. Future minimum lease payments under non-cancelable operating and capital leases as of April 1, 2007 are as follows:

	Capital	Operating
	Leases	Leases
	(In thousands)

Fiscal 2008	$243	$1,076
Fiscal 2009	134	809
Fiscal 2010	124	509
Fiscal 2011	118	—
Fiscal 2012	17	—

Total minimum lease payments	636	$2,394

Less: Amount representing interest	(79)

Present value of capital lease obligations	557
Less: Current portion of capital lease obligations	(207)

Long-term portion of capital lease obligations	$350

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

On May 10 and June 19, 2007, the Company received letters from Brodvision, Inc., a licensor of software used in the Company’s website, following an audit by Broadvision, Inc. of the Company’s use of licensed software. In these letters, Broadvision, Inc. asserted that the Company has used software beyond the scope allowed by the license and requesting payment of approximately $894,000. The Company is currently in the process of investigating this matter.

8.	Stock Option and Benefit Plans

In March 2006, the Company granted 200,000 shares of restricted stock awards to its Chief Executive Officer. The fair value of the underlying common stock on the date of grant was recorded as deferred compensation within the stockholders’ equity section of the Company’s balance sheet and subsequently amortized over the expected service period. This grant was not made pursuant to one of the Company’s equity compensation plans. As of April 1, 2007, 90,625 shares of restricted stock were vested and 109,375 shares of restricted stock had been forfeited as a result of the resignation of the Chief Executive Officer on March 29, 2007.

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

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of SFAS No. 123(R). In addition, the Company records compensation expense over the offering period, in connection with shares issued under its Employee Stock Purchase Plan.

The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the requisite service period of the options using the straight-line method. The Company’s results for the year ended April 1, 2007, included $2.4 million of stock-based compensation for stock options and $0.3 million of stock-based compensation for restricted stock awards. Stock-based compensation costs for the year ended April 1, 2007 was included in general and administrative expenses.

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

The Company’s stock option plans provide for grants of options to employees to purchase common stock at the fair value of such shares on the grant date. Generally, options vest 25% on the first anniversary of the date of grant and thereafter become exercisable in equal monthly installments over the remaining 36 months. Options are exercisable for a term of ten years after the date of grant. No options will be granted to any individual who owns more than 10% of total combined voting power of all classes of stock.

The 1999 Plan also provides for early exercise of options prior to vesting. Any unvested shares purchased are subject to repurchase by the Company upon occurrence of certain events or conditions, such as employment termination, at the original purchase price. As of April 1, 2007 and April 2, 2006, there were no shares outstanding subject to repurchase rights under the 1999 Plan.

The Directors Stock Option Plan is intended to be a formula award plan providing for the grant of non-statutory stock options to non-employee members of the Company’s Board of Directors. Initial option grants vest 25% on each of the first four anniversaries of the date of grant, and annual option grants vest 100% on the first anniversary of the grant date. The Company registered 449,615 shares of $0.01 par value common stock for the Directors Stock Option Plan.

As of April 1, 2007 there were 542,570 shares available under the plans for future grant, including 352,955 shares under the 1999 Plan and 189,615 shares under the Directors Stock Option Plan.

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

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Fiscal Year Ended
	2007	2006	2005

Stock Option Valuation Assumptions:
Expected volatility	51.9% - 56.8%	59.3%	68.2%
Dividend yield	0.0%	0.0%	0.0%
Expected term	3.3 - 5.7 years	4.0 years	4.0 years
Risk-free interest rate	4.5% - 5.2%	4.2%	3.6%

As of April 1, 2007, there was $3.4 million of total unrecognized compensation cost related to unvested stock options. These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.8 years.

A summary of stock option activity for the fiscal years ending 2007, 2006 and 2005 is presented as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic
	Outstanding	per Share	(Years)	Value
	(In thousands)			(In thousands)

Balance, March 28, 2004	1,189	$6.09
Granted (weighted average fair value of $4.71)	683	8.96
Cancelled	(182)	9.25
Exercised	(302)	3.79		$2,116

Balance, April 3, 2005	1,388	7.47
Granted (weighted average fair value of $4.84)	809	9.96
Cancelled	(424)	9.14
Exercised	(213)	5.18		$1,019

Balance, April 2, 2006	1,560	8.63
Granted (weighted average fair value of $3.89)	532	8.49
Cancelled	(444)	10.35
Exercised	(313)	2.22		$2,384

Balance, April 1, 2007	1,335	$9.50	8.02	$145

Exercisable, April 1, 2007	562	$9.95	7.17	$103

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding under the Company’s stock option plans at April 1, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price	Number	Price
Exercise Price	Outstanding	Life (Years)	per Share	Exercisable	per Share
	(In 000’s)			(In 000’s)

$0.59 — $8.43	535	8.5	$7.88	175	$7.50
$8.44 — $10.11	414	8.2	9.43	175	9.54
$10.12 — $13.48	290	7.6	11.01	143	11.36
$13.49 — $16.85	96	5.9	14.28	69	14.22

	1,335	8.0	$9.50	562	$9.95

Employee Stock Purchase Plan (“ESPP”) — Under the Company’s Employee Stock Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares on established dates semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement date or the purchase date of the offering period. Upon adoption of SFAS No. 123(R), the Employee Stock Purchase Plan has been treated as a compensatory plan. Compensation expense related to the Employee Stock Purchase Plan was approximately $47,000 for fiscal year 2007.

The weighted average fair value of the purchase rights granted during fiscal 2007 was $2.64, and was calculated using the Black-Scholes valuation model using the valuation assumptions noted in the table below.

Expected volatility	32.6% — 40.5%
Dividend yield	0%
Expected term	0.5 years
Risk-free interest rate	4.1% — 5.0%

The Company has registered 583,374 shares of $0.01 par value common stock for the Employee Stock Purchase Plan and as of April 1, 2007, there were 531,704 shares available for future grant.

In fiscal year 2004, the Company granted approximately 0.3 million options to employees at an exercise price that was less than the fair market value of the Company’s stock on the date of grant. The Company recorded $0.7 million of deferred compensation related to these option grants, which is included as a separate component of stockholders’ equity, and is being amortized over the vesting period of the awards. The Company recorded compensation expense of $6,000, $10,000 and $24,000 in fiscal years 2007, 2006 and 2005, respectively which is included in general and administrative expenses in the statements of operations.

401(k) Savings Plan — The Company sponsors a 401(k) Savings Plan which allows all employees to make salary deferral contributions ranging from 1% to 15% of their eligible earnings. The Company can make discretionary matching contributions to the Plan. During fiscal years 2007, 2006 and 2005, the Company contributed $79,000, $95,000 and $98,000, respectively, to the Plan.

9.	Related Party Transactions

Notes receivable from stockholders represent amounts owed to the Company from the exercise of stock options. These full recourse notes are collateralized by common stock and bear interest at a rate of 5.74% per annum. Interest and principal is due on July 20, 2007. At April 1, 2007 and April 2, 2006, notes receivable were approximately $44,000.

RedEnvelope, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Quarterly Financial Information (Unaudited)

The quarterly financial information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	Fiscal 2007 Quarter Ended
	July 2,	October 1,	December 31,	April 1,	2007
	2006	2006	2006	2007	Total
	(In thousands, except per share amounts)

Net revenues	$26,858	$15,531	$56,987	$21,897	$121,273
Gross profit	14,250	7,727	30,830	10,737	63,544
Operating income (loss)	(943)	(3,732)	5,293	(4,475)	(3,857)
Net income (loss)	(900)	(3,688)	5,307	(4,254)	(3,535)
Basic income (loss) per share	$(0.10)	$(0.39)	$0.56	$(0.45)	$(0.38)
Diluted income (loss) per share	$(0.10)	$(0.39)	$0.56	$(0.45)	$(0.38)

	Fiscal 2006 Quarter Ended
	July 3,	October 2,	January 1,	April 2,	2006
	2005	2005	2006	2006	Total
	(In thousands, except per share amounts)

Net revenues	$24,978	$13,124	$53,029	$22,044	$113,175
Gross profit	13,249	6,178	27,721	10,748	57,896
Operating income (loss)	(1,830)	(3,562)	4,075	(4,625)	(5,942)
Net income (loss)	(1,752)	(3,489)	4,102	(4,483)	(5,622)
Basic income (loss) per share	$(0.20)	$(0.39)	$0.45	$(0.49)	$(0.62)
Diluted income (loss) per share	$(0.20)	$(0.39)	$0.43	$(0.49)	$(0.62)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures — The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on in this Annual Report on Form 10-K. The Company continues to formalize and document procedures already in place. Maintenance of disclosure controls and procedures is an ongoing process and controls and procedures may change over time. The Company has also established a Disclosure Committee, which consists of certain members of the Company’s senior management. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter and fiscal year ended April 1, 2007, there have not been any changes to the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On January 24, 2007, we entered into an amended and restated employment offer letter with Christopher Nordquist that provides Mr. Nordquist with an annual salary of $285,000 and the following severance benefits, which would be provided to Mr. Nordquist in the following events in exchange for execution by Mr. Nordquist of a general release of all claims against RedEnvelope: (i) in the event Mr. Nordquist’s employment is terminated without cause (as defined in the amended and restated offer letter) or if Mr. Nordquist resigns with good reason (as defined in the amended and restated offer letter), a severance payment in the amount of six months of his base salary, (ii) in the event we undergo a change of control (as defined in the amended and restated offer letter) and within the period commencing on the earlier of the date we execute definitive documentation contemplating such change of control (provided that the change of control is consummated) or 90 days prior to the closing of such change of control, and ending one year following the closing of such change of control, Mr. Nordquist’s employment is terminated without cause or Mr. Nordquist resigns for good reason, a severance payment in the amount of twelve months of his base salary and a pro-rated bonus, and (iii) in the event we undergo a change of control and within the period ending one year following the closing of such change of control, Mr. Nordquist resigns for other than good reason, a severance payment in the amount of six months of his base salary and 50% of his pro-rated bonus. In addition, we will reimburse Mr. Nordquist for the number of months of premiums to continue his and his dependents’ health care insurance coverage equal to the number of months of his salary that he receives as severance. The foregoing description of the amended and restated offer letter is qualified in its entirety by reference to the provisions of the amended and restated offer letter attached as Exhibit 10.66 to this annual report on Form 10-K.

On January 24, 2007, we entered into an amended and restated offer letter with Frank Buettner that provides Mr. Buettner with an annual salary of $285,000, a sign-on bonus of $50,000, reimbursement in the amount of $15,485 for temporary housing, a monthly stipend in the amount of $10,942 from July 2006 to December 2006 to cover commuting expenses and an annual bonus to be determined by the Board of Directors. In accordance with the terms of the original offer letter that we entered into with Mr. Buettner, Mr. Buettner was granted an option to purchase 125,000 shares of RedEnvelope’s common stock. In the event that Mr. Buettner’s employment is terminated without cause (as defined in the amended and restated offer letter) within twelve months following a change of control (as defined in the amended and restated offer letter), 100% of any remaining unvested shares subject to such option will immediately vest. In addition, the amended and restated offer letter provides for the following severance benefits, which would be provided to Mr. Buettner in the following events in exchange for execution by Mr. Buettner of a general release of all claims against RedEnvelope: (i) in the event Mr. Buettner’s employment is terminated without cause or if Mr. Buettner resigns with good reason (as defined in the amended and restated offer letter), a severance payment in the amount of twelve months of his base salary, (ii) in the event we undergo a change of control and within the period commencing on the earlier of the date we execute definitive documentation contemplating such change of control (provided that the change of control is consummated) or 90 days prior to the closing of such change of control, and ending one year following the closing of such change of control, Mr. Buettner’s employment is terminated without cause or Mr. Buettner resigns for good reason, a severance payment in the amount of twelve months of his base salary and a pro-rated bonus, and (iii) in the event we undergo a change of control and within the period ending one year following the closing of such change of control, Mr. Buettner resigns for other than good reason, a severance payment in the amount of six months of his base salary and 50% of his pro-rated bonus. In addition, we will reimburse Mr. Buettner for the number of months of premiums to continue his and his dependents’ health care insurance coverage equal to the number of months of his salary that he receives as severance. The foregoing description of the amended and restated offer letter is qualified in its entirety by reference to the provisions of the amended and restated offer letter attached as Exhibit 10.67 to this annual report on Form 10-K.

On March 13, 2007, we entered into an employment offer letter with Scott Sanborn that provides Mr. Sanborn with an annual salary of $300,000, an annual bonus at the discretion of the Board of Directors and reimbursement for up to $16,000 for up to three months of temporary housing, up to $10,000 for certain travel expenses during the first three months of employment, up to $25,000 for certain moving expenses and up to $30,000 for closing costs for the purchase of a new home during the first year of employment. Mr. Sanborn will be granted, subject to approval by the Board of Directors, an option to purchase 150,000 shares of RedEnvelope’s common stock. In addition, the offer letter provides for the following severance benefits, which would be provided to Mr. Sanborn in the following events in exchange for execution by Mr. Sanborn of a general release of all claims against RedEnvelope: (i) in the event Mr. Sanborn’s employment is terminated without cause (as defined in the offer letter) or if Mr. Sanborn resigns with good reason (as defined in the offer letter), a severance payment in the amount of six months of his base salary, (ii) in the event we undergo a change of control (as defined in the offer letter) and within the period commencing on the earlier of the date we execute definitive documentation contemplating such change of control (provided that the change of control is consummated) or 90 days prior to the closing of such change of control, and ending one year following the closing of such change of control, Mr. Sanborn’s employment is terminated without cause or Mr. Sanborn resigns for good reason, a severance payment in the amount of twelve months of his base salary and a pro-rated bonus, and (iii) in the event we undergo a change of control and within the period ending one year following the closing of such change of control, Mr. Sanborn resigns for other than good reason, a severance payment in the amount of six months of his base salary and 50% of his pro-rated bonus. In addition, we will reimburse Mr. Sanborn for the number of months of premiums to continue his and his dependents’ health care insurance coverage equal to the number of months of his salary that he receives as severance. The foregoing description of the offer letter is qualified in its entirety by reference to the provisions of the offer letter attached as Exhibit 10.68 to this annual report on Form 10-K.

As disclosed in the 8-K dated March 29, 2007 that we filed on April 3, 2007, Ken Constable resigned from his positions as the President and Chief Executive Officer, and as a director, of RedEnvelope effective March 29, 2007. In connection with Mr. Constable’s resignation, we entered into a separation agreement and general release with Mr. Constable dated April 19, 2007, which provides that Mr. Constable will receive, in exchange for a general release of any claims against RedEnvelope, severance payments totaling $375,000, up to twelve months of his and his dependents’ health insurance coverage, and reimbursement for up to $30,000 in certain outplacement support services and up to $10,000 for certain legal fees. In addition, as of Mr. Constable’s separation date, 25% of the then unvested shares of restricted common stock of RedEnvelope, and all unvested shares of common stock of RedEnvelope subject to outstanding options, held by Mr. Constable immediately vested. The foregoing description of the separation agreement and general release is qualified in its entirety by reference to the provisions of the separation agreement and general release attached as Exhibit 10.69 to this annual report on Form 10-K.

On June 6, 2007, we accepted DCS Proposal PM07-6636 presented to us by Designed Conveyor Systems. The proposal sets forth the specifications, terms and conditions pursuant to which Designed Conveyor Systems will provide to us a turn-key automated conveyor system upgrade for our fulfillment center. The foregoing description of the proposal is qualified in its entirety by reference to the provisions of the proposal attached as Exhibit 10.71 to this annual report on Form 10-K.

On June 15, 2007, we entered into a separation agreement and general release with Scott Loly, which provides that Mr. Loly will receive, in exchange for a general release of any claims against RedEnvelope, a severance payment totaling $120,750. The foregoing description of the separation agreement and general release is qualified in its entirety by reference to the provisions of the separation agreement and general release attached as Exhibit 10.70 to this annual report on Form 10-K.

On June 29, 2007, we entered into a stand-by subordinated promissory note with The Integrity Brands Fund, L.P., a fund that is managed by Mr. Pound and is a holder of approximately 8% of the Company’s outstanding shares. On the terms and subject to the conditions set forth in the subordinated promissory note, The Integrity Brands Fund, L.P. agrees to make a term loan to RedEnvelope in a maximum principal amount of up to $2,600,000. All amounts borrowed under the subordinated promissory note will bear interest at a per annum rate equal to the prime rate, except in the event an event of default (as defined therein) has occurred and during its continuance, in which case interest shall accrue at a per annum rate equal to the prime rate plus two percent. All principal and accrued interest will be due and payable on or before the 60th day after any loan is made under the subordinated promissory note, provided that all amounts will become immediately due and payable upon the occurrence of an event of default. The subordinated promissory note is expressly subordinated to our loan and security agreement. The foregoing description of the subordinated promissory note is qualified in its entirety by reference to the provisions of the subordinated promissory note attached as Exhibit 10.72 to this annual report on Form 10-K.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Information regarding our Executive Officers required hereunder is set forth in Item 1 of Part 1 “Business — Executive Officers.” The information required hereunder regarding our Directors is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders. The information required hereunder regarding Compliance with Section 16(a) of the Securities Exchange Act and our Code of Ethics is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

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

3.  Exhibits

Number		Description

3.2		Amended and Restated Certificate of Incorporation of the Registrant(1)
3.4		Amended and Restated Bylaws of the Registrant.(1)
4.1		Specimen stock certificate for the Registrant’s common stock.(1)
4.2		Amended and Restated Investors’ Rights Agreement dated April 17, 2002 between the Registrant and certain investors.(1)
4.3		Omnibus Amendment to Investors’ Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement dated May 29, 2003 between the Registrant and certain investors.(1)
4.9		Warrant Agreement dated February 10, 2000 issued to Comdisco, Inc.(1)
4.10		Restricted Stock Award Agreement with Kenneth Constable dated March 1, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed February 28, 2006)
4.11		Stock Option Agreement, dated March 3, 2006, with Frank Buettner (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 31, 2006).
10.10		Lease dated March 28, 2000 between RedEnvelope and Four Amigos.(1)
10.11		First Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 1, 2004.(3)
10.20		1999 Stock Plan, as amended on April 11, 2003, and form agreements thereunder.(1)
10.21		2003 Directors’ Stock Option Plan and form agreements thereunder.(1)
10.22		2003 Employee Stock Purchase Plan and form agreements thereunder.(1)
10	.37*	Software License, Services, Support and Enhancements Agreement dated December 29, 2003 between RedEnvelope, Inc. and Manhattan Associates, Inc.(2)
10.39		Lease Agreement between Creekside III LLC and RedEnvelope, Inc. effective as of April 1, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 22, 2004).
10.40		Lease Agreement dated July 22, 2004 between 149 New Montgomery, LLC and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004).

Number		Description

10.45		Employment offer letter dated March 28, 2005 between RedEnvelope, Inc. and Polly Boe (incorporated by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed March 31, 2005).
10.46		Employment Offer Letter dated October 7, 2003 between RedEnvelope, Inc. and Christopher Nordquist.(4)
10	.50*	License Agreement between Harrison 160, LLC and RedEnvelope, Inc., dated as of May 31, 2005.(3)
10.51		Second Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 25, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005).
10.52		Agreement between Scott Galloway and RedEnvelope, Inc. dated July 13, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2005).
10.53		Form of Indemnification Agreement for Executive Officers and Directors (in use from August 15, 2005) (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report of Form 10-Q for the period ended July 3, 2005).
10.54		Employment Agreement dated February 18, 2006 between RedEnvelope, Inc. and Ken Constable (incorporated by reference to Exhibit 10.54 of the Company’s Current Report on Form 8-K filed February 23, 2006).
10.55		Employment offer letter dated February 10, 2006 between RedEnvelope, Inc. and Frank Buettner (incorporated by reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K filed February 23, 2006).
10.58		RedEnvelope, Inc. Fiscal 2007 Bonus Plan.(4)
10.59		Loan and Security Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance LLC.(4)
10.60		Collateral Assignment of License Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.(4)
10.61		Revolving Credit Note dated June 26, 2006 executed by RedEnvelope, Inc.(4)
10	.62*	Fee Letter dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.(4)
10.63		Intellectual Property Security Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.(4)
10	.64*	Software License and Service Agreement dated March 31, 2000 between BroadVision, Inc. and RedEnvelope, Inc. (including Attachment D-2 thereto dated September 26, 2002 and Attachment D-3 thereto dated October 31, 2005).(4)
10.65		First Amendment to Lease Agreement effective August 1, 2006 between DCT Creekside III LLC and RedEnvelope, Inc.(5)
10.66		Amended and restated employment offer letter dated January 24, 2007 with Chirstopher Nordquist.
10.67		Amended and restated employment offer letter dated January 24, 2007 with Frank Buettner.
10.68		Employment offer letter dated March 13, 2007 with Scott Sanborn.
10.69		Separation Agreement and General Release dated April 19, 2007 with Kenneth Constable.
10.70		Separation Agreement and General Release dated June 15, 2007 with Scott Loly.
10	.71**	Deigned Conveyor Systems Proposal PM07-6636 and Proposal Acceptance dated June 6, 2007.
10.72		Subordinated Promissory Note dated June 29, 2007 executed by RedEnvelope, Inc.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Page 55).
31.1		John Pound’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		William Gochnauer’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

32.1	John Pound’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	William Gochnauer’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to identically numbered exhibits to RedEnvelope’s Registration Statement on Form S-1, which became effective on September 24, 2003.

(2)	Incorporated by reference to identically numbered exhibits to RedEnvelope’s Annual Report on Form 10-K for the period ended March 28, 2004.

(3)	Incorporated by reference to identically numbered exhibits to RedEnvelope’s Annual Report on Form 10-K for the period ended April 3, 2005.

(4)	Incorporated by reference to identically numbered exhibits to RedEnvelope’s Annual Report on Form 10-K for the period ended April 2, 2006.

(5)	Incorporated by reference to identically numbered exhibit to RedEnvelope’s Quarterly Report on Form 10-Q for the period ended October 1, 2006.

*	Confidential treatment granted with respect to certain portions of this Exhibit.

**	Material has been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 2, 2007.

REDENVELOPE, INC.

By:	/s/ WILLIAM T. GOCHNAUER
William T. Gochnauer
Interim Chief Financial Officer

Date: July 2, 2007

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Pound and William T. Gochnauer, and each of them, his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K they deem necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. Pound John C. Pound	Executive Chairman of the Board (Principal Executive Officer)	July 2, 2007

/s/ William T. Gochnauer William T. Gochnauer	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	July 2, 2007

/s/ Michael E. Dunn Michael E. Dunn	Director	July 2, 2007

/s/ Karen Edwards Karen Edwards	Director	July 2, 2007

/s/ Joseph C. Gandolfo Joseph C. Gandolfo	Director	July 2, 2007

/s/ Scott Galloway Scott Galloway	Director	July 2, 2007

/s/ Daniel R. Lyle Daniel R. Lyle	Director	July 2, 2007

/s/ Gregory Shove Gregory Shove	Director	July 2, 2007

EXHIBIT INDEX

Number		Description

3.2		Amended and Restated Certificate of Incorporation of the Registrant(1)
3.4		Amended and Restated Bylaws of the Registrant.(1)
4.1		Specimen stock certificate for the Registrant’s common stock.(1)
4.2		Amended and Restated Investors’ Rights Agreement dated April 17, 2002 between the Registrant and certain investors.(1)
4.3		Omnibus Amendment to Investors’ Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement dated May 29, 2003 between the Registrant and certain investors.(1)
4.9		Warrant Agreement dated February 10, 2000 issued to Comdisco, Inc.(1)
4.10		Restricted Stock Award Agreement with Kenneth Constable dated March 1, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed February 28, 2006).
4.11		Stock Option Agreement, dated March 3, 2006, with Frank Buettner (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 31, 2006).
10.10		Lease dated March 28, 2000 between RedEnvelope and Four Amigos.(1)
10.11		First Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 1, 2004.(3)
10.20		1999 Stock Plan, as amended on April 11, 2003, and form agreements thereunder.(1)
10.21		2003 Directors’ Stock Option Plan and form agreements thereunder.(1)
10.22		2003 Employee Stock Purchase Plan and form agreements thereunder.(1)
10	.37*	Software License, Services, Support and Enhancements Agreement dated December 29, 2003 between RedEnvelope, Inc. and Manhattan Associates, Inc.(2)
10.39		Lease Agreement between Creekside III LLC and RedEnvelope, Inc. effective as of April 1, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 22, 2004).
10.40		Lease Agreement dated July 22, 2004 between 149 New Montgomery, LLC and RedEnvelope, Inc. (incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004).
10.45		Employment offer letter dated March 28, 2005 between RedEnvelope, Inc. and Polly Boe (incorporated by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed March 31, 2005).
10.46		Employment Offer Letter dated October 7, 2003 between RedEnvelope, Inc. and Christopher Nordquist.(4)
10	.50*	License Agreement between Harrison 160, LLC and RedEnvelope, Inc., dated as of May 31, 2005.(3)
10.51		Second Amendment to Lease Agreement between The Four Amigos, a California Limited Partnership, and RedEnvelope, Inc., dated as of January 25, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 28, 2005).
10.52		Agreement between Scott Galloway and RedEnvelope, Inc. dated July 13, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2005).
10.53		Form of Indemnification Agreement for Executive Officers and Directors (in use from August 15, 2005) (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report of Form 10-Q for the period ended July 3, 2005).
10.54		Employment Agreement dated February 18, 2006 between RedEnvelope, Inc. and Ken Constable (incorporated by reference to Exhibit 10.54 of the Company’s Current Report on Form 8-K filed February 23, 2006).
10.55		Employment offer letter dated February 10, 2006 between RedEnvelope, Inc. and Frank Buettner (incorporated by reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K filed February 23, 2006).
10.58		RedEnvelope, Inc. Fiscal 2007 Bonus Plan.(4)
10.59		Loan and Security Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance LLC.(4)

Number		Description

10.60		Collateral Assignment of License Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.(4)
10.61		Revolving Credit Note dated June 26, 2006 executed by RedEnvelope, Inc.(4)
10	.62*	Fee Letter dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.(4)
10.63		Intellectual Property Security Agreement dated June 26, 2006 between RedEnvelope, Inc. and Wells Fargo Retail Finance, LLC.(4)
10	.64*	Software License and Service Agreement dated March 31, 2000 between BroadVision, Inc. and RedEnvelope, Inc. (including Attachment D-2 thereto dated September 26, 2002 and Attachment D-3 thereto dated October 31, 2005).(4)
10.65		First Amendment to Lease Agreement effective August 1, 2006 between DCT Creekside III LLC and RedEnvelope, Inc.(5)
10.66		Amended and restated employment offer letter dated January 24, 2007 with Chirstopher Nordquist.
10.67		Amended and restated employment offer letter dated January 24, 2007 with Frank Buettner.
10.68		Employment offer letter dated March 13, 2007 with Scott Sanborn.
10.69		Separation Agreement and General Release dated April 19, 2007 with Kenneth Constable.
10.70		Separation Agreement and General Release dated June 15, 2007 with Scott Loly.
10	.71**	Deigned Conveyor Systems Proposal PM07-6636 and Proposal Acceptance dated June 6, 2007.
10.72		Subordinated Promissory Note dated June 29, 2007 executed by RedEnvelope, Inc.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See Page 55).
31.1		John Pound’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		William Gochnauer’s Certification pursuant to 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		John Pound’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		William Gochnauer’s Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to identically numbered exhibits to RedEnvelope’s Registration Statement on Form S-1, which became effective on September 24, 2003.

(2)	Incorporated by reference to identically numbered exhibits to RedEnvelope’s Annual Report on Form 10-K for the period ended March 28, 2004.

(3)	Incorporated by reference to identically numbered exhibits to RedEnvelope’s Annual Report on Form 10-K for the period ended April 3, 2005.

(4)	Incorporated by reference to identically numbered exhibits to RedEnvelope’s Annual Report on Form 10-K for the period ended April 2, 2006.

(5)	Incorporated by reference to identically numbered exhibit to RedEnvelope’s Quarterly Report on Form 10-Q for the period ended October 1, 2006.

*	Confidential treatment granted with respect to certain portions of this Exhibit.

**	Material has been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.