Form 10-K/A
period 2007-04-01
REDENVELOPE INC
filed 2007-07-30
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-50387

RedEnvelope, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	33-0844285
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.	)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 29, 2006 was approximately $50.6 million based upon the last sale price reported for such date on the Nasdaq Global Market.

The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 9,522,982 as of July 18, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:  We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended April 1, 2007 (the “Report”) to amend and supplement Part III of the Report to read in its entirety as follows. No other items in the registrant’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007 are amended hereby.

PART III

Item 10.	Directors and Executive Officers of the Registrant

DIRECTORS

The current term of each member of the Board of Directors expires on the date of the Company’s next annual meeting of stockholders. The following table and related biographies set forth information regarding current members of the RedEnvelope Board of Directors:

Name	Age	Position(s)

Michael E. Dunn(2)	43	Director
Karen Edwards(1)(2)	44	Director
Scott Galloway(1)(3)	42	Director
Joseph C. Gandolfo(3)	65	Director
Daniel R. Lyle(2)(3)	62	Director
John Pound	52	Executive Chairman and Director
Gregory Shove(1)	45	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating and Corporate Governance Committee

Michael E. Dunn has served as a member of our Board of Directors since August 2000. Mr. Dunn served as the President of Prophet Brand Strategy, Inc., a brand consulting firm, since June 1998 and has served as President and Chief Executive Officer of Prophet Brand Strategy, Inc. since January 2000. From March 1994 to May 1998, Mr. Dunn served as the Chief Executive Officer of Context Integration, a systems integrator. Mr. Dunn received a BA in Economics from Haverford College and an MBA/ MA in Business and Asian Studies from the University of California at Berkeley.

Karen Edwards has served as a member of our Board of Directors since October 2003. Ms. Edwards has been serving as Chief Marketing and Strategy Officer of PodTech Network Inc. since March 2006. From January 1996 to October 2001, Ms. Edwards served as Vice President, Worldwide Marketing with Yahoo! Inc. Ms. Edwards received a BA in Communications from Stanford University and an MBA from Harvard University.

Scott Galloway has served as a member of the Board of Directors since June 2006. In addition, Mr. Galloway founded RedEnvelope in 1997 and served as a member of our Board of Directors from September 1997 to August 2000 and again from June 2002 to August 2004, serving as the Chairman of the Board of Directors from September 1997 to February 2000. Mr. Galloway is a Clinical Associate Professor at the New York University Stern School of Business where he teaches brand strategy to second year MBA students. In 1992, Mr. Galloway founded Prophet Brand Strategy, Inc., a brand consulting firm that employs over 100 professionals in the United States, Europe and Asia, and Mr. Galloway served as the Chief Executive Officer of Prophet Brand Strategy, Inc. from 1992 to 2000. From 2000 to 2002, Mr. Galloway served as the Chief Executive Officer and Chairman of the Board at Brand Farm, an e-commerce incubator. Mr. Galloway was elected to the World Economic Forum’s “Global Leaders of Tomorrow” which recognizes 100 individuals under the age of forty “whose accomplishments have had impact on a global level.” Mr. Galloway received an MBA from the Haas School of Business at the University of California at Berkeley and a BA in Economics from the University of California at Los Angeles.

Joseph C. Gandolfo has served as a member of our Board of Directors since April 2005. Mr. Gandolfo served as the President of Worldwide Operations for Mattel, Inc. from 1990 to 2000, where he was responsible for the operations of 18 facilities in nine countries. Prior to his employment with Mattel, Inc., Mr. Gandolfo spent 24 years at General Electric in its Major Appliance Group and Consumer Electronics Division, where he held a number of positions, including general manager of North American manufacturing for the Consumer Electronics Division from 1988-1990. Mr. Gandolfo received a B.S. in Electrical Engineering from University of Massachusetts, Lowell.

Daniel R. Lyle has served as a member of our Board of Directors since July 2003. Mr. Lyle served as a partner at PricewaterhouseCoopers LLP from 1982 to June 2003. Mr. Lyle currently serves on the boards of the Gymboree Corporation and Captaris, Inc. Mr. Lyle received a BA in Economics from California State University, Northridge and an MBA from the University of California at Los Angeles.

John Pound has served as Executive Chairman since April 2007, as Chairman of our Board of Directors since February 2007 and as a member of our Board of Directors since August 2005. Since July 1999, Mr. Pound has served as President and a director of Integrity Brands, Inc., a firm that originates and oversees investments in specialty retail and branded consumer products companies. Mr. Pound manages The Integrity Brands Fund, L.P. Since September 2000, Mr. Pound has served as a director of Gymboree Corporation, a specialty retailer. Since October 2006, Mr. Pound has also served as a Co-Chairman of Orange 21, a producer of branded eyewear under the Spy Optic brand.

Gregory Shove has served as a member of our Board of Directors since May 2007. Mr. Shove has been the founder and CEO of The Helium Report, a San Francisco-based internet media development company focusing on the luxury travel, real estate and financial services markets, since 2005. From 2001 to 2005, Mr. Shove was an active private and public company investor, with a focus on consumer markets. Mr. Shove was also the co-founder of 2Market, a Silicon Valley start-up that pioneered the development of interactive shopping and which was acquired by America Online in 1995. Mr. Shove spent over four years at America Online, where he was the first Vice President of Electronic Commerce in 1996. Prior to America Online, Mr. Shove had worked at Digital Equipment Corp and Sun Microsystems, and consulted for or advised companies such as Apple Computer, Gymboree and Digital Impact. Mr. Shove graduated as a Sloan Fellow from Stanford University, Graduate School of Business in 1993 and holds a BA in Economics from the University of Western Ontario.

There are no family relationships among any of RedEnvelope’s directors or executive officers.

Below is a description of each standing committee of the Board of Directors. Each of these committees has the authority to engage independent counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Board determined prior to their most recent election to the Board of Directors that each member of these committees meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to RedEnvelope.

Audit Committee

The Audit Committee of the Board of Directors oversees RedEnvelope’s corporate accounting and financial reporting process and the audits of its financial statements. The responsibilities of the audit committee include appointing and approving the compensation of the independent registered public accounting firm to conduct the annual audit of our financial statements, reviewing the scope and results of the audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to RedEnvelope by its independent registered public accounting firm.

The Audit Committee currently consists of three directors: Mr. Lyle, as Chairman, Mr. Dunn, and Ms. Edwards, each of whom has been determined to be an independent director under the applicable rules of the Nasdaq Global Market and the Securities and Exchange Commission and is able to read and understand fundamental financial statements. The Board has determined that Daniel R. Lyle qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The Audit Committee has adopted a written Audit Committee Charter, a copy of which is available on the Company’s website, www.redenvelope.com.

Compensation Committee

The Compensation Committee of the Board of Directors is responsible for administering the Company’s benefit plans, reviewing and administering all compensation arrangements for executive officers, and establishing and reviewing general policies relating to the compensation and benefits of our officers and employees. The Compensation Committee currently consists of three directors: Ms. Edwards as Chairman, Mr. Galloway and Mr. Shove, each of whom has been determined to be “independent” as defined by the rules of the Nasdaq Global

Market. The Compensation Committee has adopted a written Compensation Committee Charter. The report of our Compensation Committee is included on page 15 of this Report.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for recommending nominees to the Board of Directors for possible election to the Board of Directors, evaluating the Board’s performance, developing and recommending to the Board corporate governance guidelines and providing oversight with respect to corporate governance and ethical conduct. Additionally, the Nominating and Corporate Governance Committee is responsible for making recommendations to the Board regarding issues of management succession and, at least annually, reviewing the performance of the Company’s Chief Executive Officer. The Nominating and Corporate Governance Committee currently consists of three directors: Mr. Galloway, Mr. Gandolfo and Mr. Lyle, each of whom has been determined to be “independent” as defined by the rules of the Nasdaq Global Market. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, a copy of which is available on the Company’s website, www.redenvelope.com.

Executive Officers

Information regarding our Executive Officers required hereunder is set forth in Item 1 of Part 1 “Business — Executive Officers” of our Annual Report on Form 10-K for the fiscal year ended April 1, 2007. Additionally, William Gochnauer, our Interim Chief Financial Officer, was the Senior Vice President and Chief Financial Officer of Western Water Company from 2000 to September 2003. On May 24, 2005, Western Water Company filed a Chapter 11 petition.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file periodic reports of their ownership, and changes in that ownership in accordance with the terms thereof. Executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons, we believe that, with respect to fiscal year 2007, all filing requirements applicable to our officers, directors and greater than 10% stockholders were met. Subsequent to fiscal year 2007, filings that were due on the holdings of Gregory Shove on Form 3 to report his initial beneficial ownership of the Company’s securities and on Form 4 to report the Company’s grant of a stock option to Mr. Shove to purchase 40,000 shares of common stock of the Company under the 2003 Directors’ Stock Option Plan were not timely made.

CODE OF ETHICS

Our Board of Directors has adopted a Code of Ethics that is applicable to all of RedEnvelope’s employees, officers and directors. The Code of Ethics contains standards that promote honest and ethical conduct by such individuals. A copy of the RedEnvelope Code of Ethics is available on our website at www.redenvelope.com.

Stockholders may request free printed copies of the RedEnvelope Code of Ethics from:

Christopher Nordquist
RedEnvelope, Inc.
149 New Montgomery Street
San Francisco, California 94105
stockholdercommunications@redenvelope.com

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

COMPENSATION COMMITTEE

Membership and Charter

The Compensation Committee is responsible for setting RedEnvelope’s policies regarding compensation and benefits and for the administration of its equity compensation plans, including the 1999 Stock Plan, under which stock option grants, restricted stock unit grants and other types of incentive compensation may be made to executive officers. On an annual basis, the Compensation Committee evaluates the performance and compensation of RedEnvelope’s executive officers. The Committee also reviews and recommends the compensation of the members of the Board of Directors for approval by the entire Board.

The Compensation Committee has the authority to determine the amount and form of compensation paid to RedEnvelope’s executive officers, officers, employees, consultants and advisors, which authority is exclusive with respect to the compensation paid to the Chief Executive Officer. The Committee generally delegates its authority to determine the compensation of non-officer employees and consultants to certain officers of RedEnvelope. The Committee also has the authority to administer RedEnvelope’s equity compensation plans and engage compensation consultants to assist the Committee in carrying out its functions. The Committee meets at such times as it deems appropriate to discharge its duties and may act by unanimous written consent without a meeting.

Compensation Consultant/Role of Executives

Consistent with RedEnvelope’s compensation philosophy, we have in the past and may in the future engage a third party compensation consultant to advise us regarding the compensation of our Named Executive Officers (as defined under Item 12 of this Report). In addition to talking with members of the Compensation Committee, we expect that this consultant will also speak with certain executive officers and members of our senior leadership team in concert with our human resources group to obtain historical data and insight into our compensation practices to help with preparing a competitive assessment. The Compensation Committee did not deem it necessary to engage a third-party compensation consultant or perform a structured survey of its compensation peer group in fiscal year 2007 because compensation rates for the majority of our executive officers had been set prior to fiscal year 2007, and the Compensation Committee did not consider increases to the base salary of existing executive officers during fiscal year 2007.

From time to time the Company’s principal executive officer provides information to the Committee regarding other executive officers’ performance and makes recommendations regarding their compensation.

COMPENSATION PHILOSOPHY

The primary objectives of the executive compensation policies of RedEnvelope’s Board of Directors include the following:

To attract, motivate and retain a highly qualified executive management team;

To link a portion of executive compensation to the achievement of RedEnvelope’s strategic and financial objectives; and

To create incentives designed to align the interests of management and stockholders.

RedEnvelope competes in an aggressive and dynamic industry and, as a result, the Board of Directors believes that funding, motivating and retaining quality employees, particularly senior managers, is an important factor to RedEnvelope’s future success. RedEnvelope’s compensation program is designed to reward executive employees who contribute to RedEnvelope’s long-term financial performance and build value for stockholders. Compensation is awarded to reward the employee’s specific individual contributions to RedEnvelope’s performance and competitiveness in the marketplace.

During fiscal year 2007, RedEnvelope’s executive compensation programs included the following: (i) base salary, (ii) short term incentive compensation in the form of the Fiscal 2007 Bonus Plan, (iii) long term incentive compensation in the form of the 1999 Stock Plan, (iv) change of control agreements and (v) other benefits.

In March 2007, Ken Constable resigned as Chief Executive Officer. In April 2007, RedEnvelope appointed John Pound as Executive Chairman of RedEnvelope. Information regarding the components of Mr. Pound’s compensation is provided in the section “Employment Agreements and Potential Payments Upon Termination or Change In Control.”

COMPONENTS OF EXECUTIVE COMPENSATION

Base Salaries

Providing a competitive base salary fits into RedEnvelope’s overall compensation objectives by attracting and retaining talented and qualified executive managers. Base salaries for RedEnvelope’s executive officers were initially set in employment agreements between the executives and the RedEnvelope. The Compensation Committee performs an annual review of base salaries for named executive officers and other employees, an internal review of each executive’s compensation relative to other officers, the individual performance of the executive and overall corporate performance. RedEnvelope seeks to provide base salaries to its executive officers at levels that are commensurate with cash compensation of executives with comparable responsibility at similarly-situated companies. During fiscal year 2007, no Named Executive Officer received a salary increase. Based on a review of public company proxy data for similarly-situated companies and other relevant market data described above, the Compensation Committee currently believes that cash compensation paid to RedEnvelope’s executive officers, including the Chief Executive Officer, was generally consistent with amounts paid to officers with similar responsibilities at similarly situated companies.

In May 2007, RedEnvelope approved the payment of a $300,000 annual base salary to John Pound, Executive Chairman of RedEnvelope, which it deemed to be consistent with the base salaries of other executive officers of RedEnvelope. RedEnvelope believes that Mr. Pound’s annual base salary achieves RedEnvelope’s objective of attracting and retaining Mr. Pound to this executive management role. Additional terms of Mr. Pound’s employment are provided in the section “Employment Agreements and Potential Payments Upon Termination or Change In Control.”

Short Term Incentive Compensation-Bonus Plans

RedEnvelope established a bonus plan for fiscal year 2007 to reward executive employees for their individual achievement in meeting RedEnvelope’s strategic and financial objectives. Bonus payments fit into RedEnvelope’s overall compensation objectives by motivating executive employees to link their performance to RedEnvelope’s corporate objectives. On June 14, 2006, RedEnvelope adopted the RedEnvelope Fiscal 2007 Bonus Plan. The bonus plan provided for a bonus pool to be funded by a portion of the excess earnings of RedEnvelope’s fiscal year 2007 results above a specified target subject to certain limitations and caps. The bonus plan provided that the bonus pool would be allocated among certain of RedEnvelope’s employees, including its executive officers, according to a system of target incentives, which are calculated as percentages of such employee’s base salaries and which increase with position levels. Bonus awards for RedEnvelope’s executive officers are determined according to these targets and individual performance. The earnings target for funding the bonus pool was designed to be achievable but aggressive. No bonuses were paid to executive officers under the RedEnvelope Fiscal 2007 Bonus Plan because the earnings targets were not achieved.

Long Term Incentive Compensation- Stock Option Grants

During fiscal year 2007, RedEnvelope provided long-term incentives through the grant of stock options under its 1999 Stock Plan. Stock options were granted to provide additional incentive to executive officers, other employees and consultants. We believe that stock options are a particularly strong incentive because they are valuable to employees only if the fair market value of our common stock increases above the exercise price, which is set at the fair market value of RedEnvelope’s common stock on the date the option is granted. In addition, employees must remain employed by RedEnvelope for a fixed period of time in order for the options to vest fully.

Options generally vest over a four-year period to encourage holders to remain employed by RedEnvelope although vesting can be accelerated under certain circumstances. Thus, stock option grants fit into RedEnvelope’s overall compensation objectives.

The Compensation Committee considers many factors when granting options to executive officers, including individual performance, the individual’s potential for future contribution to RedEnvelope’s success, the strategic nature of the executive’s position, the competitive environment, the number of options already held by the executive, and any other factors that the Board of Directors may deem relevant.

The Compensation Committee approves stock option grants for executive officers, but a committee consisting of certain RedEnvelope officers generally approves stock option grants to non-officer employees and consultants. In general, upon the hiring or promotion of an executive officer, the Compensation Committee grants an option to such executive officer concurrent with the date of hire or promotion. Additional incentive or “refresher” grants, if any, for executive officers generally are considered and granted at regularly scheduled Compensation Committee meetings. Our practice is generally to time any such “refresher” grants so that they do not occur during “blackout” periods under RedEnvelope’s insider trading policy. RedEvelope does not have stock ownership or retention guidelines for its officers or directors. However RedEnvelope’s named executive officers, along with other key employees, are subject to RedEnvelope’s special trading policy, which restricts insiders’ trading in RedEnvelope stock to defined periods each quarter.

Change of Control Agreements

During the last fiscal year, RedEnvelope entered into change in control severance protection agreements with certain key employees, including certain executive officers, that provide them with certain payments and benefits in the event their employment is involuntarily terminated in connection with a change in control of RedEnvelope. These agreements are designed to promote stability and retention of executive officers prior to and following a change of control and to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of RedEnvelope’s stockholders’ without undue concern over whether the transactions may jeopardize the executive’s employment.

Information regarding these arrangements is provided in the section “Employment Agreements and Potential Payments Upon Termination or Change In Control” below.

Benefits

Other than relocation benefits paid to Frank Buettner in the amount of $65,655 and the benefits set forth in the Summary Compensation Table below, RedEnvelope did not adopt any other benefit programs or provide other perquisites for our Named Executive Officers in fiscal year 2007.

TAX AND ACCOUNTING CONSIDERATIONS

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code, as amended, generally limits the deductibility of certain compensation in excess of $1,000,000 paid in any one year to the Chief Executive Officer and the other three highest paid executive officers. Qualified performance-based compensation will not be subject to limit if certain requirements are met.

The Compensation Committee periodically reviews and considers the deductibility of executive compensation under 162(m) in designing our compensation programs and arrangements. While we will continue to monitor our compensation programs in light of Section 162(m), the Compensation Committee intends to retain the flexibility necessary to provide total compensation that is consistent with our competitors and the market, our compensation philosophy and RedEnvelope’s best interests. As a result, the Compensation Committee may conclude that paying compensation at levels that are not deductible under Section 162(m) is nevertheless in the best interests of RedEnvelope and our stockholders.

The cash compensation paid by RedEnvelope to its executive officers in fiscal year 2007 was, in each case, below $1,000,000 and the Compensation Committee believes that all options granted under RedEnvelope’s 1999 Stock Plan to such officers through fiscal year 2007 meet the requirements for qualifying as performance-based compensation under Section 162(m).

Accounting for Stock-Based Compensation

RedEnvelope adopted on April 3, 2007 Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which requires that RedEnvelope recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and others in exchange for services, over the requisite service period, under all of RedEnvelope’s stock plans.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation earned for services rendered to us in fiscal year 2007 by the Chief Executive Officer, the Chief Financial Officer, and the other Named Executive Officers. Bonus compensation is reported in the fiscal year in which the compensation was earned.

				Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)(1)	Compensation ($)	Total

Ken Constable, Former President and Chief Executive Officer(2)	2007	$378,948	0	$89,548	$1,549	$470,045
William Gochnauer, Interim Chief Financial Officer (PFO)(3)	2007	$111,138	0	0	$724	$111,862
Frank Buettner, President and Chief Operating Officer(4)	2007	$285,021	0	$226,531	$66,653	$578,205
Christopher Nordquist, Chief Administrative Officer and General Counsel(5)	2007	$306,944	0	$132,020	$576	$439,540
Polly Boe, Former Chief Financial Officer(6)	2007	$190,742	0	$84,880	$424	$276,046
Gary Korotzer, Former Chief Marketing Officer(7)	2007	$109,625	0	$72,835	$2,470	$184,930
Scott Loly, Former VP, Merchandising(8)	2007	$145,970	0	$33,110	$200	$179,280

(1)	The amounts in the “Option Awards” column represent the stock-based compensation expense recognized during fiscal year 2007 for awards made in fiscal year 2007 and prior, disregarding an estimate of forfeitures related to service-based vesting conditions. Stock-based compensation is determined, as required, in accordance with SFAS No. 123(R), “Share-Based Payment.” For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 8 of the financial statements in our fiscal year 2007 Annual Report on Form 10-K filed on July 2, 2007.

(2)	Mr. Constable served as our Principal Executive Officer until March 29, 2007. John Pound was appointed as Executive Chairman on April 3, 2007 and is our current Principal Executive Officer. “All Other Compensation” for Mr. Constable includes $1,549 for life insurance premiums paid by RedEnvelope for the benefit of the insured.

(3)	“All Other Compensation” for Mr. Gochnauer includes $724 for life insurance premiums paid by RedEnvelope for the benefit of the insured.

(4)	“All Other Compensation” for Mr. Buettner includes $65,655 paid for relocation benefits and $998 for life insurance premiums paid by RedEnvelope for the benefit of the insured.

(5)	“All Other Compensation” for Mr. Nordquist includes $310 for life insurance premiums paid by RedEnvelope for the benefit of the insured and $266 for Company contributions to 401(k) plans of RedEnvelope.

(6)	Ms. Boe served as our Principal Financial Officer until December 4, 2006. “All Other Compensation” for Ms. Boe includes $424 for life insurance premiums paid by RedEnvelope for the benefit of the insured.

(7)	Mr. Korotzer served as an executive officer until August 18, 2006. “All Other Compensation” for Mr. Korotzer includes $119 for life insurance premiums paid by RedEnvelope for the benefit of the insured and $2,351 for Company contributions to 401(k) plans of RedEnvelope.

(8)	Mr. Loly served as an executive officer until June 16, 2007. “All Other Compensation” for Mr. Loly includes $1,549 for life insurance premiums paid by RedEnvelope for the benefit of the insured.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of stock and option awards made to our Named Executive Officers during fiscal year 2007:

				All Other
				Option
				Awards:
		Potential 2007 Payouts		Number of	Exercise or	Market	Full Grant
		Under Non-Equity		Securities	Base Price	Price on	Date Fair
		Incentive Plan Awards		Underlying	of Option	Date of	Value of Stock
	Grant	Target	Maximum	Options	Awards	Grant	and Option
Named Officers	Date	($)	($)	(#)	($/Sh)(1)	($/Sh)	Awards ($)(2)

Ken Constable,	8/4/06	—	—	20,000	$8.64	$8.64	$89,548
Former President and Chief Executive Officer
William Gochnauer,	—	—	—	—	—	—	—
Chief Financial Officer (PFO)
Frank Buettner,	8/4/06	—	—	5,000	$8.64	$8.64	$22,387
President and Chief Operating Officer
Christopher Nordquist,	8/4/06	—	—	20,000	$8.64	$8.64	$89,548
Chief Administrative Officer	—	$85,500	n/a	—	—	—	—
and General Counsel
Polly Boe,	8/4/06	—	—	20,000	$8.64	$8.64	$89,548
Former Chief Financial	—	$85,500	n/a	—	—	—	—
Officer
Gary Korotzer,	—	$85,500	n/a	—	—	—	—
Former Chief Marketing Officer
Scott Loly,	8/14/06	—	—	50,000	$8.11	$8.11	$210,755
Former VP, Merchandising	—	$45,748	n/a	—	—	—	—

(1)	Under our 1999 Stock Plan, the plan administrator has the discretion to determine the exercise price of options granted under such plan, which exercise price may be less than the “fair market value” of our common stock on the date of grant. Notwithstanding that discretion, with respect to nonstatutory stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Code that are granted to certain of our officers and all incentive stock options, the exercise price must be at least equal to the “fair market value” of our common stock on the date of grant. Under our 2003 Directors’ Stock Option Plan, grants of stock option shall have an exercise price equal to the “fair market value” of our common stock on the date of grant. The “fair market value” of our common stock is the closing price for the common stock as quoted on the Nasdaq Global Market as of the date of the grant.

(2)	Computed in accordance with SFAS No. 123(R). See note 8 of the financial statements in our fiscal year 2007 Annual Report on Form 10-K filed on July 2, 2007 regarding assumptions underlying the valuation of equity awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of April 1, 2007.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#) Un-Exercisable	Price	Expiration
Name	Exercisable	(1)	($)	Date

Ken Constable,	20,000	0	$8.64	6/29/07
Former President and Chief Executive Officer
William Gochnauer,	—	—	—	—
Chief Financial Officer (PFO)
Frank Buettner,	49,107	75,893	$9.56	3/3/16
President and Chief Operating Officer	729	4,271	$8.64	8/4/16
Christopher Nordquist,	34,166	5,834	$13.35	10/31/13
Chief Administrative Officer and	20,000	10,000	$7.83	7/22/14
General Counsel	6,249	8,751	$10.58	7/8/15
	2,916	17,084	$8.64	8/4/16
Polly Boe,	—	—	—	—
Former Chief Financial Officer
Gary Korotzer,	—	—	—	—
Former Chief Marketing Officer
Scott Loly,	0	50,000	$8.11	9/15/07
Former VP, Merchandising

(1)	Generally, (i) under the 1999 Stock Plan, initial option grants vest 25% on the first anniversary of the date of grant and thereafter become exercisable in equal monthly installments over the remaining 36 months while follow-on option grants vest in 48 equal monthly installments and (ii) under the 2003 Directors’ Stock Option Plan, initial options grants vest 25% on each of the first four anniversaries of the date of grant, and annual option grants vest 100% on the first anniversary of the grant date.

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal ended April 1, 2007:

Stock Awards
	Number of Shares	Value Realized on
	Acquired on Vesting	Vesting
Name	(#)	($)

Ken Constable,	40,625	$329,135
Former President and Chief Executive Officer
William Gochnauer,	—	—
Chief Financial Officer (PFO)
Frank Buettner,	—	—
President and Chief Operating Officer
Christopher Nordquist,	—	—
Chief Administrative Officer and General Counsel
Polly Boe,	—	—
Former Chief Financial Officer
Gary Korotzer,	—	—
Former Chief Marketing Officer
Scott Loly,	—	—
Former VP, Merchandising

Pension Benefits

We did not have a pension plan nor did we provide pension benefits to our Named Executive Officers (or any other employees) during fiscal year 2007.

Nonqualifed Deferred Compensation

We do not maintain a nonqualified deferred compensation plan.

Employment Agreements and Potential Payments Upon Termination or Change In Control

On May 17, 2007, the Compensation Committee of the Board approved the compensation terms of Mr. Pound’s employment as Executive Chairman of the Company. Mr. Pound will receive an annual base salary of $300,000, a one-time relocation allowance in the amount of $100,000 and reimbursement for expenses of commuting between his current home and San Francisco during the first year of his employment as Executive Chairman pursuant to the Company’s standard travel policies.

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

Mr. Gochnauer is a Member of Tatum LLC, a national professional services firm and is serving as the Interim Chief Financial Officer of the Company through an agreement between the Company and Tatum LLC. Under this agreement, Mr. Gochnauer is being paid a salary of $28,000 per month, and Tatum LLC is being paid certain fees for resources and support services.

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

On March 13, 2007, we entered into an employment offer letter with Scott Sanborn for his employment as the Chief Marketing Officer of RedEnvelope beginning on April 23, 2007. Mr. Sanborn’s employee offer letter provides Mr. Sanborn with an annual salary of $300,000, an annual bonus at the discretion of the Board of Directors and reimbursement for up to $16,000 for up to three months of temporary housing, up to $10,000 for certain travel expenses during the first three months of employment, up to $25,000 for certain moving expenses and up to $30,000 for closing costs for the purchase of a new home during the first year of employment. Mr. Sanborn will be granted, subject to approval by the Board of Directors, an option to purchase 150,000 shares of RedEnvelope’s common stock. In addition, the offer letter provides for the following severance benefits, which would be provided to Mr. Sanborn in the following events in exchange for execution by Mr. Sanborn of a general release of all claims against RedEnvelope: (i) in the event Mr. Sanborn’s employment is terminated without cause (as defined in the offer letter) or if Mr. Sanborn resigns with good reason (as defined in the offer letter), a severance payment in the amount of six months of his base salary, (ii) in the event we undergo a change of control (as defined in the offer letter) and within the period commencing on the earlier of the date we execute definitive documentation contemplating such change of control (provided that the change of control is consummated) or 90 days prior to the closing of such change of control, and ending one year following the closing of such change of control, Mr. Sanborn’s employment is terminated without cause or Mr. Sanborn resigns for good reason, a severance payment in the amount of twelve months of his base salary and a pro-rated bonus, and (iii) in the event we undergo a change of control and within the period ending one year following the closing of such change of control, Mr. Sanborn resigns for other than good reason, a severance payment in the amount of six months of his base salary and 50% of his pro-rated bonus. In addition, we will reimburse Mr. Sanborn for the number of months of premiums to continue his and his dependents’ health care insurance coverage equal to the number of months of his salary that he receives as severance.

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

Options granted to our employees, including to executive officers, subsequent to our initial public offering (“post-IPO options”) provide that 25% of the then-unvested shares subject to such options will become vested in the event that the individual holding the option is terminated without cause or constructively terminated within twelve months following the consummation of a “change of control,” which definition includes (i) the sale of all or substantially all of the Company’s assets, (ii) a change in the majority ownership of voting capital stock of the Company in connection with any merger, consolidation or other business combination transaction of the Company, (iii) the direct or indirect acquisition of beneficial ownership or a right to acquire beneficial ownership of shares representing a majority of the voting power of the then outstanding shares of capital stock of the Company, or (iv) the replacement of a majority of the Board of Directors.

Director Compensation

The following table summarizes director compensation during fiscal year 2007.

	Fees Earned
	or Paid	Stock	Option
	in Cash	Awards	Awards	Total
Director Name	($)(1)	($)	($)(2)(3)	($)

John Pound	$22,000	—	$76,660	$98,660
Michael E. Dunn	$20,500	—	$96,668	$117,168
Karen Edwards	$23,000	—	$115,524	$138,524
Joseph C. Gandolfo	$19,500	—	$65,213	$84,713
Scott Galloway	$18,000	—	$0	$18,000
Daniel R. Lyle	$25,000	—	$164,621	$189,621
Gregory Shove	$0	—	$0	$0
Greggory Hammann(4)	$14,000	—	$76,660	$90,660
Charles Heilbronn(5)	$6,500	—	$19,713	$26,213
Brett Hendrickson(6)	$17,500	—	$76,660	$94,160

(1)	In fiscal year 2007, non-employee directors received an annual retainer fee of $10,000 per member, an additional $1,000 per member for every board meeting attended, an additional $500 per committee member for every committee meeting attended, and annual fees of $2,500 for the chairman of the audit committee and $1,500 for the chairman of the compensation committee. Beginning in fiscal year 2008, non-employee directors will receive no cash compensation, including cash compensation previously paid for board meetings and committee meetings attended. RedEnvelope reimburses its non-employee directors for their out-of-pocket expenses incurred in connection with attending board and committee meetings.

(2)	The amounts in the “Option Awards” column represent the stock-based compensation expense recognized during fiscal year 2007 for awards made in fiscal year 2007 and prior, disregarding an estimate of forfeitures related to service-based vesting conditions. Stock-based compensation is determined, as required, in accordance with SFAS No. 123(R), “Share-Based Payment.” For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 8 of the financial statements in our fiscal year 2007 Annual Report on Form 10-K filed on July 2, 2007.

(3)	Under the 2003 Directors’ Plan, each non-employee director who first becomes a non-employee director receives an automatic initial grant of an option to purchase 40,000 shares of our common stock upon appointment or election (where such date occurs after the effective date of this plan). Initial grants to non-employee directors will vest and become exercisable as to 25% of the shares subject to the option on each of the first four anniversaries of the date of grant. The 2003 Directors’ Plan also provides for annual grants, on the date of each annual meeting of our stockholders, to each non-employee director who has served on our Board of Directors for at least six months and who will continue to serve on our Board of Directors thereafter. The annual grant to non-employee directors (other than a non-employee Chairman of the Board) will be an option to purchase 10,000 shares of common stock and the annual grant to any non-employee Chairman of the Board will be an option to purchase 20,000 shares. All annual option grants will vest and become exercisable as to 100% of shares subject to the option one day prior to the first anniversary of the date of grant. The exercise price of all stock options granted under the 2003 Directors’ Plan shall be equal to the fair market value of a share of our common stock on the date of grant of the option.

(4)	Greggory Hammann resigned from the Board on October 27, 2006.

(5)	Charles Heilbronn resigned from the Board on August 25, 2006.

(6)	Brett Hendrickson resigned from the Board on October 27, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors currently consists of three directors: Ms. Edwards as Chairman, Mr. Galloway and Mr. Shove. During fiscal year 2007, Mr. Pound was also a member of the Compensation Committee. Concurrent with accepting his position as our Executive Chairman on April 2, 2007, Mr. Pound resigned from the Compensation Committee. See “Certain Relationships and Related Party Transactions” below for a description of the transaction between RedEnvelope and the entity managed by Mr. Pound entered into after Mr. Pound became our Executive Chairman and resigned from the Compensation Committee.

The Board determined prior to their most recent election to the Board of Directors that the members of the Compensation Committee are “independent” as defined by the rules of the Nasdaq Global Market. No interlocking relationship exists, or in the past fiscal year has existed, between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

REPORT OF THE COMPENSATION COMMITTEE

Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, this Report of the Compensation Committee of our Board of Directors shall not be deemed “filed” with the Commission or “soliciting material” under the 1934 Act, and shall not be incorporated by reference into any such filings.

The compensation committee of the Board of Directors of RedEnvelope has reviewed and discussed the Compensation Discussion and Analysis contained herein with management. Based on our compensation committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended April 1, 2007 for filing with the SEC.

Respectfully submitted by:

THE COMPENSATION COMMITTEE
Karen Edwards, Chairman
Scott Galloway
Gregory Shove

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information known to RedEnvelope with respect to beneficial ownership of our common stock as of the close of business on June 29, 2007 (or earlier date for information based on filings with the Securities and Exchange Commission) by:

(i) each person, including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act, known by RedEnvelope to be the beneficial owner of more than 5% of our common stock,

(ii) each of our directors,

(iii) our Executive Chairman and each of the executive officers named in the Summary Compensation Table herein, (collectively, the “Named Executive Officers”), and

(iv) all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Except as otherwise indicated, each person or entity has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. The number of shares outstanding used in calculating the percentages for a person in the table below includes the shares underlying options held by such person that are exercisable within 60 days of June 29, 2007. Percentage of beneficial ownership is based on 9,522,448 shares outstanding as of June 29, 2007.

	Number of	Percentage of Total
	Outstanding Shares	Shares Beneficially
Name and Address of Beneficial Owner(1)	Beneficially Owned	Owned

5% Stockholders:
Wellington Management Co.(2)	1,344,666	14.1%
75 State Street Boston, MA 02109
Fine Capital Partners(3)	1,308,500	13.7%
152 West 57th Street, 37th Floor
New York, New York 10019
Glenhill Advisors, LLC(4)	1,164,912	12.2%
598 Madison Ave, 12th Floor
New York, NY 10022
Integrity Brands Fund, L.P.(5)	857,725	9.0%
1735 Commonwealth Avenue
Boston, MA 02135
Stephens Investment Management, L.L.C.(6)	835,587	8.8%
One Sansome Street, Suite 2900
San Francisco, CA 94104
CCM Master Qualified Fund, Ltd.(7)	739,173	7.8%
One North Wacker Drive, Suite 4725
Chicago IL 60606

	Number of	Percentage of Total
	Outstanding Shares	Shares Beneficially
Name and Address of Beneficial Owner(1)	Beneficially Owned	Owned

Executive Officers and Directors:
John Pound(8)	887,725	9.3%
Frank Buettner(9)	65,327		*
William Gochnauer	0		*
Christopher E. Nordquist(10)	73,434		*
Ken Constable(11)	58,284		*
Polly E. Boe	0		*
Scott Loly	0		*
Gary Korotzer	0		*
Michael E. Dunn(12)	74,794		*
Karen Edwards(13)	60,000		*
Joseph C. Gandolfo(14)	30,000		*
Scott Galloway(15)	375,378	3.9%
Daniel R. Lyle(16)	86,500		*
Gregory Shove(17)	28,500		*
All directors and Named Executive Officers as a Group (14 persons)(18)	1,739,942	18.3%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o RedEnvelope, Inc., 149 New Montgomery Street, San Francisco, California 94105.

(2)	This information is derived from this stockholder’s Schedule 13G filed on February 14, 2007. The shares held by Wellington Management are owned of record by clients of Wellington Management. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class.

(3)	This information is derived from the Schedule 13D/A filed on February 2, 2007 and Form 3 filed on February 6, 2007 by Fine Capital Partners, L.P., Fine Capital Advisors, LLC, and Debra Fine. Fine Capital Partners, L.P. and its general partner, Fine Capital Advisors, LLC indirectly hold shares of Common Stock on behalf of Dekel Partners, L.P., Mayaan Partners, L.P., Noga Partners, L.P., Fine Partners I, L.P. and Fine Offshore Partners, L.P. Debra Fine reports the shares held indirectly by Fine Capital Advisors, LLC because, as the manager of Fine Capital Advisors, LLC at the time of purchase, she controlled the voting and disposition of the securities. The reporting persons disclaim beneficial ownership of the shares.

(4)	This information is derived from Schedule 13G filed on May 21, 2007 by Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Management, LLC and Glenhill Capital LP. Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the general partner and investment advisor of Glenhill Capital LP, a security holder of the issuer, and sole shareholder of Glenhill Capital Overseas GP, Ltd. Glenhill Capital Overseas GP, Ltd. is general partner of Glenhill Capital Overseas Master Fund, LP, a security holder of the issuer.

(5)	This information is derived from Schedule 13D filed on August 21, 2006 by The Integrity Brands Fund, L.P. (the “Fund”), Integrity Brands Partners LLC, and John Pound and Form 4 filed on February 8, 2007 by John Pound. The shares are owned directly by the Fund. Mr. Pound is the sole Managing Member of the General Partner of the Fund and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(6)	This information is derived from Schedule 13G filed on February 13, 2007 by Stephens Investment Management LLC (“SIM”) and Paul H. Stephens, P. Bartlett Stephens and W. Bradford Stephens, the managing members and owners of SIM. SIM serves as general partner and investment manager to certain client accounts that have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, RedEnvelope’s common stock. No such individual client’s holdings exceed five percent of this class. The reporting persons disclaim beneficial ownership of the securities except to the extent of their pecuniary interest therein.

(7)	This information is derived from Schedule 13G/A filed by CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C., and Clint D. Coghill on February 15, 2007. Mr. Coghill is the managing member of Coghill Capital Management, L.L.C., an entity which serves as the investment manager of CCM Master Qualified Fund, Ltd. The reporting persons disclaim beneficial ownership of the securities except to the extent of their pecuniary interest therein.

(8)	This information is derived from Schedule 13D filed on August 21, 2006 by The Integrity Brands Fund, L.P. (the “Fund”), Integrity Brands Partners LLC, and John Pound and Form 4 filed on February 8, 2007 by John Pound. Includes 30,000 shares issuable upon exercise of options exercisable within 60 days of June 29, 2007, of which 30,000 will be vested at that time. Includes 857,725 shares held directly by the Fund. Mr. Pound is the sole Managing Member of the General Partner of the Fund and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(9)	Includes 65,237 shares issuable upon exercise of options exercisable within 60 days of June 29, 2007, of which 65,237 shares will be vested at that time.

(10)	Includes 73,434 shares issuable upon exercise of options exercisable within 60 days of June 29, 2007, of which 73,434 shares will be vested at that time.

(11)	Includes 58,284 shares of restricted common stock, 58,284 of which are vested as of March 29, 2007 (Mr. Constable’s separation date).

(12)	Includes 13,514 shares and 61,280 shares issuable upon exercise of options exercisable within 60 days of June 29, 2007, of which 61,280 shares will be vested at that time

(13)	Includes 60,000 shares issuable upon exercise of options exercisable within 60 days of June 29, 2007, of which 60,000 shares will be vested at that time.

(14)	Includes 30,000 shares issuable upon exercise of options exercisable within 60 days of June 29, 2007, of which 30,000 shares will be vested at that time.

(15)	This information is derived from the Schedule 13D/A filed on July 5, 2007. The event which required filing of this Schedule 13D/A occurred on May 17, 2007. Includes 231,878 shares owned by Scott Galloway and 143,500 shares owned by Anchorage Capital Holdings III, LLC. Mr. Galloway is a member of Anchorage Capital Holdings III, LLC.

(16)	Includes 6,500 shares and 80,000 shares issuable upon exercise of options exercisable within 60 days of June 29, 2007, of which 80,000 shares will be vested at that time.

(17)	This information is derived from Form 3 filed on June 6, 2007 by this stockholder. Includes 28,500 shares held directly by Shove Family Trust.

(18)	Please see footnotes 8-17.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of April 1, 2007 with respect to the shares of the Company’s Common Stock that may be issued under all of the Company’s existing equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of the 1999 Stock Plan, the 2003 Employee Stock Purchase Plan and the 2003 Directors’ Stock Option Plan. Other than an inducement grant of 200,000 shares of restricted stock issued to Ken Constable, our former Chief Executive Officer, at a purchase price of $0.01 per share on March 1, 2006 and an inducement stock option granted to Frank Buettner, our Chief Operating Officer, to purchase 125,000 shares of our common stock at an exercise price of $9.56 per share on March 3, 2006, which stock option vests as set forth in footnote 4 below, the Company has not entered in to any equity compensation plans which were not approved by stockholders.

					(c)
					Number of Securities
	(a)		(b)		Remaining Available
	Number of Securities		Weighted Average		for Future Issuance
	to be Issued Upon		Exercise Price of		Under Equity
	Exercise of		Outstanding		Compensation Plans
	Outstanding Options,		Options, Warrants		(Excluding Securities
Plan Category	Warrants and Rights		and Rights		Reflected in Column (a))

Equity compensation plans approved by stockholders	1,209,795	(1)	$9.50	(2)	1,074,274	(3)
Equity compensation plans not approved by stockholders	125,000	(4)	$9.56		0

Total	1,334,795		$9.51		1,074,274

(1)	Includes options to purchase shares outstanding as of April 1, 2007 under our 1999 Stock Plan and 2003 Directors Stock Option Plan.

(2)	Does not reflect the purchase price of shares to be purchased pursuant to our 2003 Employee Stock Purchase Plan.

(3)	Includes 352,955 shares of common stock remaining available for future issuance under our 1999 Stock Plan as of April 1, 2007, 531,704 shares of common stock remaining available for future issuance under our 2003 Employee Stock Purchase Plan as of April 1, 2007 and 189,615 shares of common stock remaining available for future issuance under our 2003 Directors’ Stock Option Plan.

(4)	Includes an inducement stock option granted on March 3, 2006 to Frank Buettner, our Chief Operating Officer, which was outstanding as of April 1, 2007. The stock option vested as to 25% of the shares subject to the option six months after the commencement of Mr. Buettner’s employment with RedEnvelope (which commencement date was February 27, 2006), with the balance of the shares subject to the option to vest in 42 equal monthly installments thereafter on each subsequent monthly anniversary of the commencement date for so long as Mr. Buettner is employed by RedEnvelope (or its parent, subsidiary or affiliate).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We recognize that transactions between RedEnvelope and any of its directors, executives or principal stockholders can present potential or actual conflicts of interest and create the appearance that RedEnvelope’s decisions are based on considerations other than the best interest of RedEnvelope and its stockholders. Therefore, as a general matter and in accordance with our Audit Committee Charter, the audit committee of the Board reviews, and if appropriate, approves or ratifies any such transactions in which RedEnvelope is or will be a participant, and in which any of our directors, executives or principal stockholders had, has or will have a direct or indirect material interest. The audit committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of RedEnvelope and its stockholders, as the committee determines in good faith.

To that end, on June 29, 2007, we executed a subordinated promissory note with The Integrity Brands Fund, L.P., a fund that is managed by the our Executive Chairman and Chairman of the Board of Directors and who is a holder of approximately 9% of our outstanding shares. The subordinated promissory note provides for a term loan in a maximum principal amount of up to $2.6 million. All amounts borrowed under the subordinated promissory note will bear interest at a per annum rate equal to the prime rate, except in the event that an event of default (as defined therein) has occurred and during its continuance, in which case interest shall accrue at a per annum rate equal to the prime rate plus two percent. The note is subordinated and junior in right of payment to the prior payment in full of all the principal and unpaid accrued interest and all other obligations under the loan and security agreement between RedEnvelope and wells Fargo Retail Finance dated as of June 26, 2006. The subordinated promissory note provides for certain events of default and expires on June 28, 2008. As of the date of this Report, no amounts are outstanding under this subordinated promissory note. The subordinated promissory note is attached as Exhibit 10.72 to our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

BOARD INDEPENDENCE

As required under the listing standards of the Nasdaq Global Market, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with our legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definitions of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each current director, or any of his or her family members, and RedEnvelope, its senior management and its independent registered public accounting firm, the Board of Directors affirmatively determined prior to their most recent election to the Board of Directors that each of our current non-employee directors are independent within the meaning of the applicable Nasdaq listing standards.

Item 14.  Principal Accountant Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for the indicated services performed during the fiscal years 2007 and 2006 were as follows:

	Fiscal 2007	Fiscal 2006

Audit Fees(1)	$388,000	$334,550
Audit-Related Fees(2)	$0	$5,100
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of RedEnvelope’s annual financial statements, review of the interim financial statements included in quarterly reports and services that are normally provided by RedEnvelope’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of RedEnvelope’s financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4)	There were no fees billed by Deloitte & Touche LLP for services other than as described under “Audit Fees” for the years ended April 1, 2007 or April 2, 2006.

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

Item 15.	Exhibits and Financial Statement Schedules

List the following documents filed as a part of the report on Form 10-K/A:

31.1 Certification of the Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on July 30, 2007.

REDENVELOPE, INC.

By:	/s/ WILLIAM T. GOCHNAUER
William T. Gochnauer
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/ JOHN C. POUND John C. Pound		Executive Chairman of the Board (Principal Executive Officer)	July 30, 2007

/s/ WILLIAM T. GOCHNAUER William T. Gochnauer		Interim Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2007

* Michael E. Dunn		Director	July 30, 2007

* Karen Edwards		Director	July 30, 2007

* Joseph C. Gandolfo		Director	July 30, 2007

* Scott Galloway		Director	July 30, 2007

* Daniel R. Lyle		Director	July 30, 2007

* Gregory Shove		Director	July 30, 2007

* By:	/s/ WILLIAM T. GOCHNAUER William T. Gochnauer Attorney-in-fact

EXHIBIT INDEX

Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002