Form 10-Q
period 2007-07-01
REDENVELOPE INC
filed 2007-09-14
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 9,522,982 as of August 28, 2007.

RedEnvelope, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended July 1, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RedEnvelope, Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

	July 1,	April 1,	July 2,
	2007	2007	2006
	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,727	$13,245	$2,311
Short-term investments	—	—	5,058
Accounts receivable, net	2,089	1,050	1,611
Inventory	12,929	14,288	19,209
Prepaid catalog costs and other current assets	2,056	2,423	2,430

Total current assets	26,801	31,006	30,619
Property and equipment, net	9,255	8,221	7,576
Other assets	374	184	258

Total assets	$36,430	$39,411	$38,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,133	$7,092	$6,285
Accrued expenses and other current liabilities	4,120	3,084	2,904
Accrued compensation	2,310	2,287	1,737
Capital lease obligations, current	184	207	284

Total current liabilities	12,747	12,670	11,210
Capital lease obligations, long-term	323	350	507
Deferred rent	454	502	644

Total liabilities	13,524	13,522	12,361

Stockholders’ equity:

Common stock, $0.01 par value; 100 million shares authorized; 9.5 million, 9.5 million, and 9.4 million issued and outstanding as of July 1, 2007, April 1, 2007, and July 2, 2006, respectively	96	96	96
Additional paid-in capital	119,371	118,800	116,367
Deferred compensation	—	(1)	—
Notes receivable from stockholders	(44)	(44)	(44)
Accumulated deficit	(96,517)	(92,962)	(90,327)

Total stockholders’ equity	22,906	25,889	26,092

Total liabilities and stockholders’ equity	$36,430	$39,411	$38,453

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	July 1,	July 2,
	2007	2006
	(In thousands, except for per share data)
Net revenues	$24,529	$26,858
Cost of sales	12,222	12,608

Gross profit	12,307	14,250

Operating expenses:
Fulfillment	3,366	3,419
Marketing	6,198	6,285
General and administrative	6,443	5,489

Total operating expenses	16,007	15,193

Loss from operations	(3,700)	(943)
Interest income, net	145	43

Net loss	$(3,555)	$(900)

Net loss per share — basic and diluted	$(0.37)	$(0.10)

Weighted average shares outstanding — basic and diluted	9,519	9,377
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	July 1,	July 2,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(3,555)	$(900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	673	837
Stock-based compensation	528	593
Other non-cash charges	(39)	(34)
Changes in current assets and liabilities:
Accounts receivable, net	(1,039)	(557)
Inventory	1,359	481
Prepaid catalog costs and other current assets	167	363
Accounts payable	(340)	(3,192)
Accrued expenses and other current liabilities	1,059	571

Net cash used in operating activities	(1,187)	(1,838)

Cash Flows From Investing Activities:
Maturities of short-term investments	—	6,561
Purchases of short-term investments	—	(4,857)
Purchases of property and equipment	(2,325)	(945)

Net cash (used in) provided by investing activities	(2,325)	759

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	44	409
Principal payments on capital lease obligations	(50)	(155)
Payment of debt issuance costs	—	(141)

Net cash (used in) provided by financing activities	(6)	113

Net decrease in cash and cash equivalents	(3,518)	(966)
Cash and cash equivalents at beginning of period	13,245	3,277

Cash and cash equivalents at end of period	$9,727	$2,311

Supplemental Cash Flow Information:
Cash paid for interest	$19	$28
Supplemental Non-Cash Investing and Financing Activities:
Property and equipment acquired through capital lease transactions	$—	$498
Property and equipment acquired but not paid for during the period	$100	$114
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements — Basis of Presentation
     The condensed balance sheets of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”) as of July 1, 2007 and July 2, 2006, the condensed statements of operations for the thirteen week periods ended July 1, 2007 and July 2, 2006, and the condensed statements of cash flows for the thirteen week periods ended July 1, 2007 and July 2, 2006 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen week periods then ended. The balance sheet at April 1, 2007, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K, for the fiscal year ended April 1, 2007.
     Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended April 1, 2007.
     The results of operations for the thirteen weeks ended July 1, 2007 are not indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.
     Our fiscal year ends on the Sunday closest to March 31, resulting in a 52 or 53 week year. Fiscal 2007 ended on April 1, 2007 and was 52 weeks long. Fiscal 2008 will end on March 30, 2008 and will also be 52 weeks long. We report our interim results on a fiscal quarter basis where each of the first three fiscal quarters is thirteen weeks long, ending on the Sunday closest to the calendar quarter end, with the fourth fiscal quarter covering the remaining part of the fiscal year.
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
     Loss Per Share — For all periods presented, basic net loss per share equals diluted net loss per share because the effect of stock equivalents (stock options and warrants outstanding) would have been antidilutive. The weighted average number of stock options and warrants outstanding excluded from the calculation for the thirteen weeks ended July 1, 2007 and July 2, 2006 were approximately 1.3 million and 1.4 million, respectively.
     Comprehensive Loss — Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s only source of comprehensive loss is net loss.
     Investments — All of the Company’s investments are considered available-for-sale. Available-for-sale investments are recorded at fair market value, with unrealized gains or losses included in accumulated other comprehensive income. Short-term investments are comprised of auction rate securities with an auction maturity of three months or less but an underlying long-term maturity.
     There were no realized gains or losses during the thirteen weeks ended July 1, 2007 and July 2, 2006.

3. Results of Operations and Discussion of Liquidity
     In the first quarter of fiscal 2008, the Company incurred a net loss of $3.6 million, used approximately $1.2 million of cash for operating activities and had cash and cash equivalents of $9.7 million as of July 1, 2007. Although the Company experienced an increase in the average number of items per order and an increase in the average revenue per order shipped, the Company experienced a 10.4% decrease in the number of orders shipped over the same period in the prior year. The decline in orders shipped in the first quarter of fiscal 2008 resulted from a reduction in marketing expenditures for new customer prospecting in the third and fourth quarters of fiscal 2007, which reduction also resulted in a 6.4% decrease in new customer acquisitions in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. Management expects this reduction to result in downward pressures on revenues until renewed prospecting initiatives take effect in the latter part of fiscal 2008.
     The Company has in place a revolving credit facility with a lender, which is described more fully in Note 6. As of July 1, 2007, the borrowing base reflected an availability of $4.5 million and the Company had no borrowings under the revolving credit facility. On June 29, 2007, the Company executed a subordinated promissory note with a related party that provides for a term loan with availability of up to $2.6 million, which is described more fully in Note 6. As of July 1, 2007, the Company had no borrowings under the subordinated promissory note. We believe that the cash currently on hand and the cash available to us through our credit facility and subordinated promissory note and cash flow from operations will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash generated from operations and cash available through the credit facility to fund operations and capital expenditures. Additionally, equity and or additional debt financing may need to be obtained to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary, it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or have an adverse impact on the rights of, our existing stockholders.
4. Stock-Based Compensation
     The Company’s results for the thirteen weeks ended July 1, 2007 included $0.5 million of stock-based compensation for stock options. The Company’s results for the thirteen weeks ended July 2, 2006 included $0.5 million of stock-based compensation for stock options and $0.1 million of stock-based compensation for restricted stock awards. Stock-based compensation costs for the thirteen weeks ended July 1, 2007 and July 2, 2006 were included in general and administrative expenses.
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

	Thirteen Weeks Ended
	July 1,	July 2,
	2007	2006
Stock Option Valuation Assumptions:
Expected volatility	51.1%	56.8%
Dividend yield	0%	0%

Expected term	3.3 – 5.5 years	3.8 – 5.7 years

Risk-free interest rate	4.6% — 5.0%	4.8% — 5.2%
     A summary of stock option activity for the thirteen weeks ended July 1, 2007 is presented as follows:

		Weighted
		Average
		Exercise
	Options	Price
	Outstanding	per Share
	(in
	thousands)
Balance, April 1, 2007	1,335	$9.50
Granted	152	$6.92
Cancelled	(115)	$8.85
Exercised	(1)	$5.86

Balance, July 1, 2007	1,371	$9.27

Exercisable, July 1, 2007	624	$9.89

     The weighted average fair value of stock options granted during the thirteen weeks ended July 1, 2007 and July 2, 2006, was $3.16 and $4.95, respectively.
5. Income Taxes
     On April 2, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties (FIN 48). FIN 48 prescribes a more-likely-than not threshold for recognizing the benefits of tax return positions in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. There was no effect on the Company’s financial position, results of operations or cash flows as a result of adopting FIN 48. As of July 1, 2007, there was no accrued interest and penalties for unrecognized tax benefits. The total gross unrecognized tax benefits under FIN 48 was approximately $98,000.
     The Company does not expect to realize taxable net income for its full fiscal year ending March 30, 2008. The Company has not recorded a tax benefit in any period due to losses incurred and uncertainty of realizing the net operating loss carryforwards. Accordingly, no provision for income taxes has been made for the thirteen week period ended July 1, 2007.
6. Borrowing Arrangements
     On June 26, 2006, the Company executed a loan and security agreement with a lender that provides for a senior secured revolving credit facility in an amount equal to the lesser of $12.5 million or an amount determined under a borrowing base formula. The borrowing base formula is determined by the sum of the appraised net realizable liquidation value of eligible inventory, plus eligible credit card accounts receivable, less applicable reserves. As of July 1, 2007, the borrowing base reflected an availability of $4.5 million and the Company had no borrowings under the revolving credit facility. Interest will accrue on amounts borrowed under the credit facility at the prime lending rate or a LIBOR rate plus an applicable margin. The loan and security agreement provides for certain events of default, sets forth affirmative and negative covenants, including without limitation certain financial covenants, to which the Company must adhere, and expires in June 2010. Borrowings are secured by a first priority interest in all of the Company’s assets, tangible and intangible, and proceeds realized from the sale or other disposition thereof.
     On June 29, 2007, the Company executed a subordinated promissory note with The Integrity Brands Fund, L.P., a fund that is managed by the Company’s Executive Chairman and Chairman of the Board of Directors and who is a holder of approximately 9% of the Company’s outstanding shares. The subordinated promissory note provides for a term loan in an amount up to a maximum principal amount of $2.6 million. All amounts borrowed under the subordinated promissory note will bear interest at a per annum rate equal to the prime rate, and the interest shall accrue at a per annum rate equal to the prime rate plus two percent in the event of a default (as defined therein). The note is subordinated and junior in right of payment to the prior payment in full of all the principal and unpaid accrued interest and all other obligations under the loan and security agreement dated as of June 26, 2006. The subordinated promissory note provides for certain events of default and expires on June 28, 2008. As of July 1, 2007, no amounts are outstanding under this subordinated promissory note.
7. Legal Proceedings
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
8. Contingencies
     The Company has completed an evaluation of whether the Company, through its business activities, has established nexus in various jurisdictions with respect to sales and use taxes. If a company has nexus in a particular jurisdiction it is required to collect and remit sales and use tax for sales into such jurisdiction. As a result of this evaluation, the Company recorded an estimated liability of $0.3 million as of July 1, 2007.
     Determining if the level and nature of business activities are sufficient to create nexus raises complex factual and legal issues and is subject to uncertainties. Management believes that it is not probable that additional jurisdictions will be successful in asserting nexus over the Company, and has therefore not recorded a liability associated with these contingencies. If additional jurisdictions are successful in asserting nexus over the Company, the liability for any prior amounts owed to such jurisdictions may have a material adverse effect on the Company’s financial condition and operating results.

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
     In the first quarter of fiscal year 2008, our net revenues decreased 8.7% from $26.9 million in the first quarter of fiscal year 2007 to $24.5 million in the first quarter of fiscal year 2008. Gross margin decreased from 53.1% in the first quarter of fiscal year 2007 to 50.2% in the first quarter of fiscal year 2008. Our net loss for the first quarter of fiscal 2008 was $3.6 million compared to $0.9 million in the same period of the prior fiscal year. During the first quarter of fiscal 2008, the number of shipped orders decreased by 10.4% which was a result of reduced marketing expenditures for new customer prospecting in the third and fourth quarters of fiscal 2007. As of July 1, 2007, we had approximately 3.5 million customer names in our internal database, representing an increase of approximately 112,000 customers during the first quarter of fiscal 2008.
     For the remainder of fiscal year 2008, we intend to focus on re-energizing the RedEnvelope brand and product offering in order to realize the potential of our business model. Further, we are committed to cost effective customer acquisition and retention, primarily through our catalog circulation strategy, product assortment and creative presentation. We are currently upgrading our material handling equipment in our fulfillment center which we believe will be completed during the second quarter of fiscal year 2008. We currently expect that this upgrade will enhance our fulfillment capabilities by providing automated solutions to our fulfillment process and increasing the facility’s capacity.
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
Critical Accounting Policies
     Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. There have been no significant changes to the critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended April 1, 2007.

Results of Operations
     The following table sets forth our statements of operations data for the thirteen weeks ended July 1, 2007 and July 2, 2006, expressed as a percentage of net revenues.

	Thirteen Weeks Ended
	July 1,	July 2,
	2007	2006
Statements of Operations Data:
Net revenues	100.0%	100.0%
Cost of sales	49.8	46.9

Gross profit	50.2	53.1
Operating expenses:
Fulfillment	13.7	12.7
Marketing	25.3	23.4
General and administrative	26.3	20.4

Total operating expenses	65.3	56.6

Loss from operations	(15.1)	(3.5)
Interest income, net	0.6	0.1

Net loss	(14.5)%	(3.4)%

Quarter Ended July 1, 2007 Compared to Quarter Ended July 2, 2006
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
     Net revenues were $24.5 million and $26.9 million for the thirteen weeks ended July 1, 2007 and July 2, 2006, respectively, representing an 8.7% decrease. The decrease was mainly attributable to a 10.4% decrease in orders shipped in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The decrease in orders shipped largely resulted from a reduction in marketing expenditures for new customer prospecting in the third and fourth quarters of fiscal 2007, which reduction also resulted in a 6.4% decrease in new customer acquisitions in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. During the first quarter of fiscal 2008, the Company experienced an increase in the average number of items per order as compared to the first quarter of fiscal 2007 which was partially offset by a decrease in the average retail price per item sold. Although our online and email revenues declined by approximately 8.9% compared to the first quarter of fiscal 2007, our revenues from customers who receive our catalog increased slightly over the same period of the prior year.
     Our customer file increased by approximately 112,000 names from the end of the fourth quarter of fiscal 2007 to approximately 3.5 million as of July 1, 2007, compared with an increase of approximately 119,000 names in the same period of the prior year.
Cost of Sales
     Cost of sales consists of the cost of the product sold, inbound and outbound freight and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment.
     Cost of sales was $12.2 million and $12.6 million for the thirteen weeks ended July 1, 2007 and July 2, 2006, respectively, representing 49.8% and 46.9% of net revenues, respectively. The increase in cost of sales as a percentage of net revenues primarily reflects a shift in our product mix to include more market product, which was partially offset by a decrease in our shipping expenses due to lower shipping rates from carriers compared to the prior year.

Operating Expenses
     Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer sales and service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred at our distribution center and customer sales and service facility.
     Fulfillment expenses were $3.4 million for the thirteen weeks ended July 1, 2007 and July 2, 2006, representing 13.7% and 12.7% of net revenues, respectively. While we were able to maintain operating efficiencies in warehouse management and maintain a consistent level of fixed expenses in the first quarter of fiscal 2008 as compared to the prior year, our fulfillment expenses as a percentage of net revenues increased by 1.0%. The increase in fulfillment expenses as a percentage of net revenues reflects the decrease of 8.7% in net revenues in the first quarter of fiscal 2008 as compared to the same period in the prior year. We believe that we will need to continue to make improvements in our fulfillment processes and capital infrastructure in order to efficiently meet market demand. If we are unable to continue to improve the efficiency of the fulfillment process or if we are unable to service higher order volumes in the event they are achieved, our business and operating results could be materially harmed.
     Marketing. Marketing expenses consist primarily of online and catalog programs as well as public relations, other promotional expenditures and advertising.
     Marketing expenses were $6.2 million and $6.3 million for the thirteen weeks ended July 1, 2007 and July 2, 2006, respectively, representing 25.3% and 23.4% of net revenues, respectively. The decrease in dollars primarily represents decreased market research, partially offset by increased catalog production costs as compared to the first quarter of fiscal 2007. The increase in marketing expenses as a percentage of net revenues reflects a slight decrease in the efficiency of our online and email campaigns during the first quarter of fiscal 2008. Our primary marketing vehicles are subject to increasing costs and competition. If we are unsuccessful in efficiently generating sufficient revenues through our marketing vehicles, our operating results will be adversely affected.
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
     General and administrative expenses were $6.4 million and $5.5 million for the thirteen weeks ended July 1, 2007 and July 2, 2006, respectively, representing 26.3% and 20.4% of net revenues, respectively. The increase in general and administrative expenses in dollars and as a percentage of net revenues was primarily due to increased personnel costs, including bonus, severance, relocation costs, increased corporate consulting projects during the first quarter of fiscal 2008 as compared to the same period last year, and increased accruals for state and local tax liabilities.
Liquidity and Capital Resources
     Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer holiday spending. As a result, our cash balances are seasonal in nature, with the third fiscal quarter containing both our lowest level of cash for the year as we build inventory for the holiday selling season, and our highest level of cash upon conclusion of this season. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December. In addition to our current cash balances on hand, we have in place a revolving credit facility and the subordinated promissory note described more fully in Note 6 to the financial statements contained in this report.
     Cash Flows From Operating Activities — Net cash flows used in operating activities were $1.2 million and $1.8 million for the thirteen weeks ended July 1, 2007 and July 2, 2006, respectively. The decrease in cash flows used in operating activities represents favorable changes in working capital offset by the $2.7 million increase in net loss. The most significant of the favorable changes in working capital was a decrease in cash used for the payment of accounts payable which was due to timing of payments and a higher accounts payable balance at the end of fiscal 2006 as compared to the end of fiscal 2007. Further, the favorable changes in working capital also included an increase in accounts receivable due to timing of receiving cash payment which was partially offset by reduced inventory expenditures during the first quarter of fiscal 2008.
     Cash Flows From Investing Activities — Net cash flow used in investing activities was $2.3 million for the thirteen weeks ended July 1, 2007 and net cash provided by investing activities was $0.8 million for the thirteen weeks ended July 2, 2006. Cash (used in) provided by investing activities consisted of capital expenditures for property and equipment, as well as purchases and maturities of investments in fiscal 2007. Capital expenditures paid for during the first quarter of fiscal 2008 were approximately $2.3 million, of which $1.7 million was acquired during the quarter and approximately $0.6 million was acquired during the fourth quarter of fiscal 2007. These expenditures were for various investments in management systems, our call center and fulfillment center. We are currently investing in our fulfillment center and our technology, including our website, and we currently anticipate spending an additional $3.8 million during the remainder of fiscal 2008. We currently believe these investments will support the needs of our business and customers. Software implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions, which could result in additional expenditures. Although we believe these estimates on expenditures which could adversely affect our business to be reasonable given the current facts and circumstances available to us, we can offer no assurance that the actual amounts expended will not be greater.
     Cash Flows From Financing Activities — Net cash flow used in financing activities was $6,000 for the thirteen weeks ended July 1, 2007 and net cash provided by financing activities was $0.1 million for the thirteen weeks ended July 2, 2006. For both periods, net cash flows from financing activities consisted of proceeds from the exercises of stock options which were partially offset by payments on capital lease obligations. For the first quarter of fiscal 2007, net cash flows provided by financing activities also included payments for debt issuance costs of $0.1 million in connection with obtaining our revolving credit facility.
     Revolving Credit Facility — We have in place a revolving credit facility with a lender, which is described more fully in Note 6 to the financial statements contained in this report. As of July 1, 2007, the borrowing base reflected an availability of $4.5 million and we had no borrowings under the revolving credit facility. On June 29, 2007, the Company executed a subordinated promissory note with a related party that provides for a term loan of up to $2.6 million, which is described more fully in Note 6 to the financial statements contained in this report. As of July 1, 2007, we had no borrowings under this promissory note.
     We currently believe that the cash currently on hand and the cash available to us through our revolving credit facility and the subordinated promissory note will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the next twelve months, we intend to utilize the cash generated from operations and cash available to us through our revolving credit facility to fund operations and capital expenditures. Additionally, equity and or additional debt financing may need to be obtained to support our long-term obligations and needs. However, there can be no assurance that if additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital would have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. For a discussion of these and other risks related to our capital resources, see “Part II, Item 1A — Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk— We have had a portfolio of fixed and variable investments consisting of cash equivalents and short-term marketable securities, which can be affected by changes in market interest rates. The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid, investment grade securities. Our investments in debt securities are subject to interest rate risk. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale.” We do not use derivative financial instruments in our investment portfolio.
     All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents. Other investments in marketable securities are considered short-term investments if original maturities range over three months but less than one year.
     The following table lists our cash and cash equivalents and short-term investments at July 1, 2007:

(In thousands)
Cash and cash equivalents	$9,727
Short-term investments	—

Total	$9,727

     If interest rates changed adversely by 100 basis points, our results from operations and cash flows would not be materially affected.
     Foreign Currency Risk— We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are generally denominated in U.S. dollars. As of July 1, 2007, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.

Item 4. Controls and Procedures
          Disclosure Controls and Procedures— The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on in this Quarterly Report on Form 10-Q. The Company continues to formalize and document procedures already in place. Maintenance of disclosure controls and procedures is an ongoing process and controls and procedures may change over time. The Company has also established a Disclosure Committee, which consists of certain members of the Company’s senior management. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter ended July 1, 2007, there have not been any changes to the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There have been no material changes to the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.
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
     From time to time, we may experience the need to obtain funding to meet short-term cash requirements, such as the acquisition of inventory prior to our holiday selling season. We currently are party to a loan and security agreement which provides us with a revolving credit facility for the primary purpose of enabling us to satisfy any such funding needs. However, as is typical for agreements of this sort, the loan and security agreement requires us to meet certain financial conditions as a prerequisite to obtaining and maintaining loans thereunder and we can offer no assurances that we will be able to meet such conditions when a loan is needed or continue to meet such conditions when a loan is outstanding. If we are unable to meet the conditions for borrowing under our loan and security agreement when funds are required and we are unable to obtain necessary funds from other sources, we could be prevented from purchasing sufficient inventory to meet our revenue and profitability objectives or from meeting other payment obligations, which could have a material adverse effect on our business, financial condition and operating results. Further, if we were to breach such financial conditions while a loan is outstanding under the loan and security agreement, it could constitute a default under that agreement which could require immediate repayment of any amounts owed under the agreement.
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
     We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. Since our inception through fiscal 2006, we have experienced negative cash flow from operations on a fiscal year basis and may experience negative cash flow from operations on a fiscal year basis in the future. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders could experience dilution of their ownership interests. We may also be subject to high interest rates or substantial restrictive covenants. We currently are parties to a loan and security agreement and a subordinated promissory note, each as described in the notes to our financial statements contained in this report. Further, under the terms of our loan and security agreement, we are subject to certain contractual limitations with respect to raising additional capital during the term of that agreement. Any failure to obtain necessary capital on commercially reasonable terms could have severe adverse consequences on our business. Further, an inability to obtain additional financing could require us to scale back, or fail to address opportunities for expansion or enhancement of, our operations.
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
     Although the Company experienced an increase in the average number of items per order and an increase in the average revenue per order shipped, we experienced a 10.4% decrease in the number of orders shipped over the same period in the prior year. The decline in orders shipped in the first quarter of fiscal 2008 resulted from a reduction in marketing expenditures for new customer prospecting in the third and fourth quarters of fiscal 2007, which reduction also resulted in a 6.4% decrease in new customer acquisitions in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.
We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.
     We have a history of losses and we may continue to incur losses for the foreseeable future. As of July 1, 2007, our accumulated deficit was $96.5 million and, during the first quarter of fiscal 2007, the Company incurred a net loss of $3.6 million. We have not achieved profitability for a full fiscal year since our inception. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.
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
     Our ability to receive and fulfill orders successfully through our website is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events (such as natural disasters or terrorist attacks), and errors in usage by our employees and customers. The uninterrupted operation of our computer and communications hardware and software systems may also be dependent upon the continued performance of third party vendors and/or service providers with whom we have contracted. In the event that one of our third party service providers fails for any reason to perform its obligations in a timely or efficient manner, or at all, our operations could be interrupted or adversely affected or we could be required to incur additional, unanticipated costs. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in San Francisco, California. In the event that this service provider experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we could be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves. During fiscal 2007, we established a failover system at our primary data center for all of our production systems. We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant loss of data or interruption in the availability or functionality of our website, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business and operating results. And, any significant additional expenses incurred as a result of any failure by a third party to perform obligations in a timely or efficient manner or any significant costs associated with finding a new vendor or service provider or taking over responsibilities ourselves would have an adverse impact on our business, financial condition and operating results.
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
     Our fulfillment and distribution operation is located in leased facilities in Lockbourne, Ohio. In the past, we have encountered difficulties in the management of our fulfillment and distribution operations, and we may encounter such difficulties in the future. If we are unable to manage successfully our fulfillment and distribution operations and to meet our customers’ expectations regarding personalization, presentation and delivery, our business reputation, operations and financial condition could be seriously harmed. Further, any difficulty in managing our fulfillment and distribution operations could require us to find one or more parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple fulfillment facilities. Further, we currently anticipate that we will need to expand and upgrade our fulfillment operations in the future to accommodate increases in customer orders, increased demand for personalized products or changes in available technology. If we fail to successfully manage, expand or make necessary upgrades to our fulfillment and distribution operations in a timely and cost-effective manner, it would have a material adverse effect on our business.
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
     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Three of our former officers, Gary Korotzer, our former Chief Marketing Officer, Polly Boe, our former Chief Financial Officer and Ken Constable, our former President and Chief Executive Officer each resigned from RedEnvelope during fiscal 2007. Following Mr. Constable’s departure, John Pound, who has been a Director since August 2005 and Chairman of the Board since February 2007, has assumed the role of Executive Chairman. The role of Chief Financial Officer has been filled by William Gochnauer, who is a Member of Tatum LLC, a national firm that provides such executive services. We are not currently engaged in a search for a full-time Chief Financial Officer. In April 2007, we hired Scott Sanborn as our Chief Marketing Officer to fill the position formerly held by Gary Korotzer. In June 2007, Scott Loly resigned as Vice President of Merchandising and this role has been filled by Suzanne Ellis, who was formerly a Director of Merchandising for the Company. We currently believe that these management changes will have no material adverse impact on our operations. We do not have long-term employment agreements with any of our key personnel. Our performance depends on our ability to retain and motivate other officers and key employees. The loss of the services of key personnel for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer sales and service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer sales and service personnel would harm our business, financial condition and results of operations. Moreover, competition is particularly intense for highly-qualified senior officers in our industry, and a variety of factors could make it difficult for us to attract the right candidates in the near term or at all. In the event that we cannot hire and retain qualified senior officers in a timely manner, our business could be adversely affected.
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
     Consumer spending patterns, particularly discretionary spending for products such as ours, are affected by, among other things, prevailing economic conditions, stock market volatility, wars, threats of war, acts of terrorism, wage rates, interest rates, inflation, taxation, and consumer confidence. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. Our business and revenues have been, and in the future could be, negatively affected by poor economic conditions and any related decline in consumer demand for discretionary items such as our products. We face uncertainty in the degree to which poor performance in the retail industry, decreased consumer confidence or any economic slowdown will negatively affect demand for our products. We may not be able to accurately anticipate the magnitude of these effects on future quarterly results, which could seriously harm our financial condition. As we do not have large cash reserves, any extended recession or sluggish economy could have a material adverse effect on us.
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
     As of July 1, 2007, approximately 79% of our customer orders were placed through our website. In order for the online commerce market to function and develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. Although we take the security of our systems very seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information and information of our customers. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business.
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
     There are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, consumer privacy, fraud, quality of products and services, taxation, advertising, adult-oriented content, defamation, intellectual property rights, identity theft and information security. Applicability of existing laws to the Internet relating to issues such as trademarks, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business, operating results and financial condition.
     States and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft, loss of privacy and misuse of personal user information. These measures impose various and inconsistent requirements on companies collecting and maintaining personal information about consumers. We collect personal information from consumers in the course of doing business. These multiple laws and regulations introduce a considerable measure of uncertainty to our compliance efforts. Such measures will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of the new laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     On July 23, 2007, RedEnvelope, Inc. (the “Company”) and DCT Creekside III LLC entered into a Second Amendment to Lease Agreement, effective as of August 1, 2007 (the “Second Lease Amendment”). This Second Lease Amendment further amended the Lease Agreement with Creekside III LLC effective as of April 1, 2004, under which the Company leases approximately 238,674 square feet of space where it houses its distribution center. The Second Lease Amendment extended the term of this Lease by 36 months until July 31, 2010 at a monthly base rent of $66,629.83 during the first year of the extension, $68,618.78 during the second year of the extension and $70,607.73 during the third year of the extension. Additionally, the Second Lease Amendment provides that the landlord will contribute up to an aggregate of $179,005.50 for certain tenant improvements, which contributions will be available through March 31, 2008.
     The foregoing description of the Second Lease Amendment is qualified in its entirety by reference to the provisions of the Second Amendment to Lease Agreement between DCT Creekside III LLC and RedEnvelope, Inc. attached as Exhibit 10.73 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits
10.73	Second Amendment to Lease Agreement between Creekside III LLC and RedEnvelope, Inc. dated as of July 23, 2007.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Interim Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDENVELOPE, INC.
By:	/s/ William T. Gochnauer
Interim Chief Financial Officer

Date: September 14, 2007

EXHIBIT INDEX

10.73	Second Amendment to Lease Agreement between Creekside III LLC and RedEnvelope, Inc. dated as of July 23, 2007.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Interim Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002