Form 10-Q
period 2007-09-30
REDENVELOPE INC
filed 2007-11-14
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 9,522,982 as of November 7, 2007.

RedEnvelope, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RedEnvelope, Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	April 1,	October 1,
	2007	2007	2006
	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,498	$13,245	$3,143
Accounts receivable, net	1,059	1,050	969
Inventory	12,662	14,288	22,928
Prepaid catalog costs and other current assets	2,561	2,423	3,883

Total current assets	20,780	31,006	30,923
Property and equipment, net	6,458	8,221	7,607
Other assets	388	184	200

Total assets	$27,626	$39,411	$38,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,065	$7,092	$10,499
Accrued expenses and other current liabilities	3,645	3,084	2,443
Accrued compensation	1,855	2,287	1,305
Capital lease obligations, current	170	207	207

Total current liabilities	13,735	12,670	14,454
Capital lease obligations, long-term	330	350	456
Deferred rent	410	502	594

Total liabilities	14,475	13,522	15,504

Stockholders’ equity:

Common stock, $0.01 par value; 100 million shares authorized; 9.5 million, 9.5 million, and 9.6 million issued and outstanding as of September 30, 2007, April 1, 2007, and October 1, 2006, respectively	96	96	97

Additional paid-in capital	119,903	118,800	117,188
Deferred compensation	—	(1)	—
Notes receivable from stockholders	—	(44)	(44)
Accumulated deficit	(106,848)	(92,962)	(94,015)

Total stockholders’ equity	13,151	25,889	23,226

Total liabilities and stockholders’ equity	$27,626	$39,411	$38,730

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

		(In thousands, except for per share data)

Net revenues	$15,872	$15,531	$40,401	$42,389
Cost of sales	9,630	7,804	21,852	20,412

Gross profit	6,242	7,727	18,549	21,977

Operating expenses:
Fulfillment	2,917	2,787	6,283	6,206
Marketing	3,762	3,165	9,960	9,450
General and administrative	9,972	5,507	16,415	10,996

Total operating expenses	16,651	11,459	32,658	26,652

Loss from operations	(10,409)	(3,732)	(14,109)	(4,675)
Interest income, net	78	44	223	87

Net loss	$(10,331)	$(3,688)	$(13,886)	$(4,588)

Net loss per share, basic and diluted	$(1.08)	$(0.39)	$(1.46)	$(0.49)

Weighted average shares outstanding, basic and diluted	9,523	9,424	9,521	9,325
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
	September 30,	October 1,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(13,886)	$(4,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,265	1,600
Stock-based compensation	1,059	1,234
Asset impairment	3,520	—
Other non-cash charges	(74)	(75)
Changes in current assets and liabilities:
Accounts receivable, net	(9)	85
Inventory	1,626	(3,238)
Prepaid catalog costs and other current assets	(360)	(1,039)
Accounts payable	1,198	877
Accrued expenses and other current liabilities	129	(321)

Net cash used in operating activities	(5,532)	(5,465)

Cash Flows From Investing Activities:
Maturities of short-term investments	—	11,619
Purchases of short-term investments	—	(4,857)
Repayment of note receivable	44	—
Purchases of property and equipment	(3,202)	(1,594)

Net cash (used in) provided by investing activities	(3,158)	5,168

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	45	590
Principal payments on capital lease obligations	(102)	(283)
Payment of debt issuance costs	—	(144)

Net cash (used in) provided by financing activities	(57)	163

Net decrease in cash and cash equivalents	(8,747)	(134)
Cash and cash equivalents at beginning of period	13,245	3,277

Cash and cash equivalents at end of period	$4,498	$3,143

Supplemental Cash Flow Information:
Cash paid for interest	$37	$49
Supplemental Non-Cash Investing and Financing Activities:
Property and equipment acquired through capital lease transactions	$45	$498
Property and equipment acquired but not paid for during the period	$493	$258
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements — Basis of Presentation
     The condensed balance sheets of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”) as of September 30, 2007 and October 1, 2006, the condensed statements of operations for the thirteen and twenty-six week periods ended September 30, 2007 and October 1, 2006, and the condensed statements of cash flows for the twenty-six week periods ended September 30, 2007 and October 1, 2006 have been prepared by us, without audit. In our opinion, the financial statements include all adjustments (which include only normal recurring adjustments, except as discussed in Note 4) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six week periods then ended. The balance sheet at April 1, 2007, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K, for the fiscal year ended April 1, 2007.
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
     The results of operations for the thirteen and twenty-six week periods ended September 30, 2007 are not indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.
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
     Loss Per Share —For all periods presented, basic net loss per share equals diluted net loss per share because the effect of stock equivalents (stock options outstanding) would have been antidilutive. The weighted average number of stock options outstanding excluded from the calculation for the thirteen and twenty-six weeks ended September 30, 2007 and October 1, 2006 were approximately 1.3 million and 1.6 million, respectively.
     Comprehensive Loss— Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s only source of comprehensive loss is net loss.

3. Results of Operations and Liquidity Matters
     In the first half of fiscal 2008, the Company incurred a net loss of $13.9 million, used approximately $5.5 million of cash for operating activities and had cash and cash equivalents of $4.5 million as of September 30, 2007. Although the Company experienced an increase in the average revenue per order shipped and the average unit retail remained flat, the Company experienced a 7.9% decrease in the number of orders shipped over the same period in the prior year. The Company believes that the decline in orders shipped in the first half of fiscal 2008 resulted from a reduction in marketing expenditures for new customer prospecting in the third and fourth quarters of fiscal 2007, which reduction also resulted in a 17.9% decrease in new customer acquisitions in the first half of fiscal 2008 as compared to the first half of fiscal 2007. Management expects this reduction to result in downward pressures on revenues until renewed prospecting initiatives take effect in the latter part of fiscal 2008.
     The Company has in place a revolving credit facility with a lender, which is described more fully in Note 7. As of September 30, 2007, the borrowing base reflected an availability of $4.1 million and the Company had no borrowings under the revolving credit facility. On June 29, 2007, the Company executed a subordinated promissory note with a related party that provides for a term loan with availability of up to $2.6 million and expires on June 28, 2008, which is described more fully in Note 7. As of September 30, 2007, the Company had no borrowings under the subordinated promissory note. The Company currently believes that the cash currently on hand and the cash available to the Company through its revolving credit facility and the subordinated promissory note will be sufficient to continue operations through the first quarter of fiscal 2009. The Company’s assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the first quarter of fiscal 2009, the Company may need to obtain equity and or additional debt financing to fund operations and capital expenditures. Management is currently evaluating available alternatives in this regard. However, there can be no assurance that when additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders.
4. Asset Impairment
     The Company began the process of implementing a new website platform for its internet-based commerce and marketing in the beginning of fiscal 2005. In the second quarter of fiscal 2008, the Company concluded that the project is not viable given that the platform was highly customized and without an upgrade path for the future. As a result of this decision, the Company recorded a non-cash impairment charge in the second quarter of fiscal 2008 in the amount of $3.5 million to write-off the net book value of this platform, which was included in general and administrative expenses.
5. Stock-Based Compensation
     The Company’s results for the thirteen and twenty-six weeks ended September 30, 2007 included $0.5 million and $1.1 million, respectively, of stock-based compensation for stock options. The Company’s results for the thirteen and twenty-six weeks ended October 1, 2006 included $0.6 million and $1.1 million, respectively, of stock-based compensation for stock options and $0.1 million and $0.2 million, respectively, of stock-based compensation for restricted stock awards. Stock-based compensation costs for the thirteen and twenty-six weeks ended September 30, 2007 and October 1, 2006 were included in general and administrative expenses.
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Stock Option Valuation Assumptions:	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Expected volatility	52.1%	55.7%	51.1%— 52.1%	55.7%— 56.8%
Dividend yield	0%	0%	0%	0%
Expected term	3.3 years	3.8 — 5.7 years	3.3 — 5.5 years	3.8 — 5.7 years
Risk-free interest rate	4.1% — 4.6%	4.5% — 5.1%	4.1% — 5.0%	4.5% — 5.2%
     A summary of stock option activity for the twenty-six weeks ended September 30, 2007 is presented as follows:

		Weighted
		Average
	Options	Exercise Price
	Outstanding	per Share
	(in thousands)
Balance, April 1, 2007	1,335	$9.50
Granted	180	$6.63
Cancelled	(201)	$9.16
Exercised	(2)	$4.64

Balance, September 30, 2007	1,312	$9.17

Exercisable, September 30, 2007	720	$9.69

     The weighted average fair value of stock options granted during the thirteen weeks ended September 30, 2007 and October 1, 2006, was $2.06 and $4.20, respectively. The weighted average fair value of stock options granted during the twenty-six weeks ended September 30, 2007 and October 1, 2006, was $2.99 and $4.29, respectively.
6. Income Taxes
     On April 2, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. There was no effect on the Company’s financial position, results of operations or cash flows as a result of adopting FIN 48. As of September 30, 2007, there was no accrued interest or penalties for unrecognized tax benefits. The total gross unrecognized tax benefits under FIN 48 was approximately $98,000.
     The Company does not expect to realize taxable net income for its full fiscal year ending March 30, 2008. The Company has not recorded a tax benefit in any period due to losses incurred and uncertainty of realizing the net operating loss carryforwards. Accordingly, no provision for income taxes has been made for the thirteen and twenty-six week period ended September 30, 2007.
7. Borrowing Arrangements
     On June 26, 2006, the Company executed a loan and security agreement with a lender that provides for a senior secured revolving credit facility in an amount equal to the lesser of $12.5 million or an amount determined under a borrowing base formula. The borrowing base formula is determined by the sum of the appraised net realizable liquidation value of eligible inventory, plus eligible credit card accounts receivable, less applicable reserves. As of September 30, 2007, the borrowing base reflected an availability of $4.1 million and the Company had no borrowings under the revolving credit facility. Interest will accrue on amounts borrowed under the credit facility at the prime lending rate or a LIBOR rate plus an applicable margin. The loan and security agreement provides for certain events of default, sets forth affirmative and negative covenants, including without limitation certain financial covenants, to which the Company must adhere, and expires in June 2010. The loan and security agreement also contains a covenant that prohibits the Company from paying cash dividends to its stockholders. Borrowings are secured by a first priority interest in all of the Company’s assets, tangible and intangible, and proceeds realized from the sale or other disposition thereof.

     On June 29, 2007, the Company executed a subordinated promissory note with The Integrity Brands Fund, L.P., a fund that is managed by the Company’s Executive Chairman and Chairman of the Board of Directors and who is a holder of approximately 9% of the Company’s outstanding shares. The subordinated promissory note provides for a term loan in an amount up to a maximum principal amount of $2.6 million. All amounts borrowed under the subordinated promissory note will bear interest at a per annum rate equal to the prime rate, and the interest shall accrue at a per annum rate equal to the prime rate plus two percent in the event of a default (as defined therein). The note is subordinated and junior in right of payment to the prior payment in full of all the principal and unpaid accrued interest and all other obligations under the loan and security agreement dated as of June 26, 2006 (referenced in the preceding paragraph). The subordinated promissory note provides for certain events of default and expires on June 28, 2008. As of September 30, 2007, no amounts are outstanding under this subordinated promissory note.
8. Legal Proceedings
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
9. Contingencies
     The Company has completed an evaluation of whether the Company, through its business activities, has established nexus in various jurisdictions with respect to sales and use taxes. If a company has nexus in a particular jurisdiction, it is required to collect and remit sales and use tax for sales into such jurisdiction. As a result of this evaluation, the Company recorded an estimated liability of $0.3 million as of September 30, 2007.
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
Forward-Looking Statements
     This report, together with the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934,as amended. Such statements are based upon current expectations and involve risks and uncertainties. Any statements contained in this report that are not purely statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements may include but are not limited to statements regarding our future operations and enhancements, product or service offerings, business, financial condition, results of operations and prospects. Additionally, statements concerning possible changes in applicable rules or legislation are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimate,” “may,” “should,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All forward-looking statements in this report are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Actual results and the timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in this report under “Risk Factors,” and elsewhere in this report, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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
     In the second quarter of fiscal year 2008, our net revenues increased 2.2% from $15.5 million in the second quarter of fiscal year 2007 to $15.9 million in the second quarter of fiscal year 2008. Gross margin decreased from 49.8% in the second quarter of fiscal year 2007 to 39.3% in the second quarter of fiscal year 2008 which primarily reflects a strong summer sale event and a shift in our product mix to include more market product. Our net loss for the second quarter of fiscal 2008 was $10.3 million compared to $3.7 million in the same period of the prior fiscal year. During the second quarter of fiscal 2008, our average revenue per order increased by 6.2% however, the number of shipped orders decreased by 3.8% which we believe was mainly a result of reduced marketing expenditures for new customer prospecting in the third and fourth quarters of fiscal 2007. As of September 30, 2007, we had approximately 3.5 million customer names in our internal database, representing an increase of approximately 46,000 customers during the second quarter of fiscal 2008.
     For the remainder of fiscal year 2008, we intend to focus on re-energizing the RedEnvelope brand and product offering in order to realize the potential of our business model. Further, we are committed to cost effective customer acquisition and retention, primarily through our catalog circulation strategy, product assortment and creative presentation. We are currently upgrading our material handling equipment in our fulfillment center which we believe will be completed during the early part of the third quarter of fiscal year 2008. We currently expect that this upgrade will enhance our fulfillment capabilities by providing automated solutions to our fulfillment process and increasing the facility’s capacity.
     Although we are committed to our strategic initiatives, there are inherent risks associated with our business that may present challenges for us in the future and could prevent us from achieving intended results within anticipated timelines or at all. We have outlined currently identified risks within the “Risk Factors” section of this report.
Results of Operations and Liquidity Matters
     In the first half of fiscal 2008, the Company incurred a net loss of $13.9 million, used approximately $5.5 million of cash for operating activities and had cash and cash equivalents of $4.5 million as of September 30, 2007. Although the Company experienced an increase in the average revenue per order shipped and the average unit retail remained flat, the Company experienced a 7.9% decrease in the number of orders shipped over the same period in the prior year. The Company believes that the decline in orders shipped in the first half of fiscal 2008 resulted from a reduction in marketing expenditures for new customer prospecting in the third and fourth quarters of fiscal 2007, which reduction also resulted in a 17.9% decrease in new customer acquisitions in the first half of fiscal 2008 as compared to the first half of fiscal 2007. Management expects this reduction to result in downward pressures on revenues until renewed prospecting initiatives take effect in the latter part of fiscal 2008.
     The Company has in place a revolving credit facility with a lender, which is described more fully in Note 7. As of September 30, 2007, the borrowing base reflected an availability of $4.1 million and the Company had no borrowings under the revolving credit facility. On June 29, 2007, the Company executed a subordinated promissory note with a related party that provides for a term loan with availability of up to $2.6 million and expires on June 28, 2008, which is described more fully in Note 7. As of September 30, 2007, the Company had no borrowings under the subordinated promissory note. The Company currently believes that the cash currently on hand and the cash available to us through our revolving credit facility and the subordinated promissory note will be sufficient to continue operations through the first quarter of fiscal 2009. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the first quarter of fiscal 2009, we may need to obtain equity and or additional debt financing to fund operations and capital expenditures. Management is currently evaluating available alternatives in this regard. However, there can be no assurance that when additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders.

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
Results of Operations
     The following table sets forth our statements of operations data for the thirteen and twenty-six weeks ended September 30, 2007 and October 1, 2006, expressed as a percentage of net revenues.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Statements of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.7	50.2	54.1	48.2

Gross profit	39.3	49.8	45.9	51.8
Operating expenses:
Fulfillment	18.4	17.9	15.6	14.6
Marketing	23.7	20.4	24.7	22.3
General and administrative	62.8	35.5	40.6	25.9

Total operating expenses	104.9	73.8	80.9	62.9

Loss from operations	(65.6)	(24.0)	(35.0)	(11.0)
Interest income, net	0.5	0.3	0.6	0.2

Net loss	(65.1)%	(23.7)%	(34.4)%	(10.8)%

Quarter Ended September 30, 2007 Compared to Quarter Ended October 1, 2006
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
     Net revenues were $15.9 million and $15.5 million for the thirteen weeks ended September 30, 2007 and October 1, 2006, respectively, representing a 2.2% increase. The increase was mainly attributable to a strong summer sale event and a 6.2% increase in revenue per order in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007, which was partially offset by a 3.8% decrease in the number of orders shipped. During the second quarter of fiscal 2008, the Company experienced an increase in the average retail price per item sold as compared to the second quarter of fiscal 2007 and the average units per order remained consistent with the same period in the prior year. Although our online and email revenues declined by approximately 4.6% compared to the second quarter of fiscal 2007, our revenues from customers who receive our catalog increased 2.8% over the same period of the prior year. Also contributing to the increase in net revenues over prior year were the revenues from BGS.
     Our customer file increased by approximately 46,000 names from the end of the first quarter of fiscal 2008 to approximately 3.5 million as of September 30, 2007, compared with an increase of approximately 52,000 names in the same period of the prior fiscal year.

Cost of Sales
     Cost of sales consists of the cost of the product sold, inbound and outbound freight and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment.
     Cost of sales was $9.6 million and $7.8 million for the thirteen weeks ended September 30, 2007 and October 1, 2006, respectively, representing 60.7% and 50.2% of net revenues, respectively. The increase in cost of sales as a percentage of net revenues primarily reflects a strong summer sale event. The increase in cost of sales in dollars and as a percentage of net revenues also reflects a shift in our product mix to include more market product versus internally developed product.
Operating Expenses
     Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer sales and service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred at our distribution center and customer sales and service facility.
     Fulfillment expenses were $2.9 million and $2.8 million for the thirteen weeks ended September 30, 2007 and October 1, 2006, representing 18.4% and 17.9% of net revenues, respectively. We were able to maintain operating efficiencies in warehouse management and maintain a consistent level of fixed expenses and fulfillment expenses as a percentage of net revenues in the second quarter of fiscal 2008 as compared to the same period in the prior year. We believe that we will need to continue to make improvements in our fulfillment processes and capital infrastructure in order to efficiently meet market demand. If we are unable to continue to improve the efficiency of the fulfillment process or if we are unable to service higher order volumes in the event they are achieved, our business and operating results could be materially harmed.
     Marketing. Marketing expenses consist primarily of online and catalog programs as well as public relations, other promotional expenditures and advertising.
     Marketing expenses were $3.8 million and $3.2 million for the thirteen weeks ended September 30, 2007 and October 1, 2006, respectively, representing 23.7% and 20.4% of net revenues, respectively. The increase in dollars primarily represents increased catalog production and postage costs, and public relations activities as compared to the second quarter of fiscal 2007. The increase in marketing expenses as a percentage of net revenues reflects a decrease in the efficiency of our online and email campaigns during the second quarter of fiscal 2008. Our primary marketing vehicles are subject to increasing costs and competition. If we are unsuccessful in efficiently generating sufficient revenues through our marketing vehicles, our operating results will be adversely affected.
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
     General and administrative expenses were $10.0 million and $5.5 million for the thirteen weeks ended September 30, 2007 and October 1, 2006, respectively, representing 62.8% and 35.5% of net revenues, respectively. General and administrative expenses for the thirteen weeks ended September 30, 2007 includes a non-cash charge of $3.5 million (described more fully in Note 4 to the financial statements contained in this report), or 22.2% of net revenues, representing the write-off related to the decision to terminate development of new website technology. The remaining increase in general and administrative expenses of $1.0 million, or 6.0% of net revenues, was primarily due to increased personnel costs, including salaries, bonus, relocation costs, and increased corporate consulting projects during the second quarter of fiscal 2008 as compared to the same period last year.
Twenty-six Weeks Ended September 30, 2007 Compared to Twenty-six Weeks Ended October 1, 2006
Net Revenues
     Net revenues were $40.4 million and $42.4 million for the twenty-six weeks ended September 30, 2007 and October 1, 2006, respectively, representing a 4.7% decrease. The Company believes that the decrease was mainly attributable to a 7.9% decrease in orders shipped in the first half of fiscal 2008 as compared to the first half of fiscal 2007 which was offset by a 3.5% increase in revenue per order. We believe that the decrease in orders shipped largely resulted from a reduction in marketing expenditures for new customer prospecting in the third and fourth quarters of fiscal 2007, which reduction also resulted in a 17.9% decrease in new customer acquisitions in the second half of fiscal 2008 as compared to the second half of fiscal 2007. During the first half of fiscal 2008, the Company experienced an increase in the average units per order as compared to the first half of fiscal 2007 and the average retail price per item sold remained consistent with the same period in the prior year. Although our online and email revenues declined by approximately 7.3% compared to the first half of fiscal 2007, our revenues from customers who receive our catalog increased 2.2% over the same period of the prior year. Also contributing to the increase in net revenues over prior year were the revenues from BGS.
     Our customer file increased by approximately 134,000 names from the end of the fourth quarter of fiscal 2007 to approximately 3.5 million as of September 30, 2007, compared with an increase of approximately 163,000 names in the same period of the prior year.
Cost of Sales
     Cost of sales was $21.9 million and $20.4 million for the twenty-six weeks ended September 30, 2007 and October 1, 2006, respectively, representing 54.1% and 48.2% of net revenues, respectively. The increase in cost of sales as a percentage of net revenues primarily reflects a strong summer sale event. The increase in cost of sales in dollars and as a percentage of net revenues also reflects a shift in our product mix to include more market product versus internally developed product.
Operating Expenses
     Fulfillment. Fulfillment expenses were $6.3 million and $6.2 million for the twenty-six weeks ended September 30, 2007 and October 1, 2006, respectively, representing 15.6% and 14.6% of net revenues, respectively. We were able to maintain operating efficiencies in warehouse management and maintain a consistent level of fixed expenses in the first half of fiscal 2008 as compared to the prior year. The increase in fulfillment expenses in dollars and as a percentage of net revenues reflects the decrease of 4.7% in net revenues in the first half of fiscal 2008 as compared to the same period in the prior year, partially offset by a slight decrease in variable expenses incurred by the fulfillment center. We believe that we will need to continue to make improvements in our fulfillment processes and capital infrastructure in order to efficiently meet market demand. If we are unable to continue to improve the efficiency of the fulfillment process or if we are unable to service higher order volumes in the event they are achieved, our business and operating results could be materially harmed.
     Marketing. Marketing expenses were $10.0 million and $9.5 million for the twenty-six weeks ended September 30, 2007 and October 1, 2006, respectively, representing 24.7% and 22.3% of net revenues, respectively. The increase in dollars primarily represents increased catalog production costs and public relations activities, partially offset by decreased market research as compared to the same period of fiscal 2007. The increase in marketing expenses as a percentage of net revenues primarily reflects a decrease in the efficiency of our online and email campaigns during the first half of fiscal 2008. Our primary marketing vehicles are subject to increasing costs and competition. If we are unsuccessful in efficiently generating sufficient revenues through our marketing vehicles, our operating results will be adversely affected.
     General and Administrative. General and administrative expenses were $16.4 million and $11.0 million for the twenty-six weeks ended September 30, 2007 and October 1, 2006, respectively, representing 40.6% and 25.9% of net revenues, respectively. General and administrative expenses for the twenty-six weeks ended September 30, 2007 includes a non-cash charge of $3.5 million, or 8.7% of net revenues, representing the write-off related to the decision to terminate development of new website technology. The remaining increase in general and administrative expenses of $1.9 million, or 4.7% of net revenues, was primarily due to increased personnel costs, including salaries, bonus, severance, relocation costs, and increased corporate consulting projects during the first half of fiscal 2008 as compared to the same period last year, and increased accruals for sales and use tax liabilities.
Liquidity and Capital Resources
     Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer spending during the holiday season. As a result, our cash balances are seasonal in nature, with the third fiscal quarter containing both our lowest level of cash for the year as we build inventory for the holiday selling season, and our highest level of cash upon conclusion of this season. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December. In addition to our current cash balances on hand, we have in place a revolving credit facility and the subordinated promissory note described more fully in Note 7 to the financial statements contained in this report.
     Cash Flows From Operating Activities— Net cash flows used in operating activities were $5.5 million for both the twenty-six weeks ended September 30, 2007 and October 1, 2006. The net cash flows used in operating activities represents an increase in net loss of $9.3 million offset by a non-cash asset impairment charge of $3.5 million representing the write-off related to the decision to terminate development of new website technology and a decrease in working capital. The most significant of the favorable changes in working capital was a decrease of $4.9 million in cash used for the purchase of inventory and a decrease of approximately $0.7 million in cash used for catalog costs. These changes reflect earlier payment for these expenditures in the first half of fiscal 2007 as compared to the same period in the current year.

     Cash Flows From Investing Activities— Net cash flow used in investing activities was $3.2 million for the twenty-six weeks ended September 30, 2007 and net cash provided by investing activities was $5.2 million for the twenty-six weeks ended October 1, 2006. Cash (used in) provided by investing activities consisted of capital expenditures for property and equipment, as well as purchases and maturities of investments in fiscal 2007. Capital expenditures during the first half of fiscal 2008 were approximately $3.2 million for various investments in our fulfillment center and our technology. We are currently investing in our fulfillment center and our technology and we currently anticipate spending an additional $0.7 million during the remainder of fiscal 2008 on these projects. We currently believe these investments will support the needs of our business and customers. Implementation projects entail significant technical and business risks. If we are unsuccessful in implementing these systems, it may hinder our ability to process and fulfill customer orders as well as complete critical financial processing transactions, which could result in additional expenditures.
     Cash Flows From Financing Activities— Net cash flow used in financing activities was $57,000 for the twenty-six weeks ended September 30, 2007 and net cash provided by financing activities was $0.2 million for the twenty-six weeks ended October 1, 2006. For both periods, net cash flows from financing activities consisted of proceeds from the exercises of stock options which were partially offset by payments on capital lease obligations. For the first half of fiscal 2007, net cash flows provided by financing activities also included payments for debt issuance costs of $0.1 million in connection with obtaining our revolving credit facility.
     Revolving Credit Facility— We have in place a revolving credit facility with a lender, which is described more fully in Note 7 to the financial statements contained in this report. As of September 30, 2007, the borrowing base reflected an availability of $4.1 million and we had no borrowings under the revolving credit facility. On June 29, 2007, the Company executed a subordinated promissory note with a related party that provides for a term loan of up to $2.6 million, which is described more fully in Note 7 to the financial statements contained in this report. As of September 30, 2007, we had no borrowings under this promissory note.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk— We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are generally denominated in U.S. dollars. As of September 30, 2007, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures— The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer as of the end of the period being reported on in this Quarterly Report on Form 10-Q. The Company continues to formalize and document procedures already in place. Maintenance of disclosure controls and procedures is an ongoing process and controls and procedures may change over time. The Company has also established a Disclosure Committee, which consists of certain members of the Company’s senior management. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter ended September 30, 2007, there have not been any changes to the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could have a material adverse effect on our business.
     Since our inception through fiscal 2007, we have experienced negative cash flow from operations on a fiscal year basis. Based on current cash forecasts, we believe that we may need to obtain additional financing no later than the second quarter of fiscal year 2009. There can be no assurance that we will be able to obtain such financing when needed or, if we are able to obtain such financing, that we will be able to do so on terms that are commercially reasonable. Any failure to obtain required financing would have a material adverse effect on our business and financial condition. If adequate funds are not available when needed, we may be required to significantly curtail our operations and reduce spending to extend available cash reserves. Even if we are able to timely raise sufficient capital for our needs, the terms of such financing could have a negative impact on our operations and the rights of our stockholders. If we raise additional capital through the issuance of debt, equity or equity-related securities, such securities may have rights, preferences or privileges, including preferences on any future sale or liquidation of the Company, that are senior to the rights of our common stock, and our stockholders could experience dilution of their ownership interests. The issuance of any such securities may also subject the company to high interest or dividend rates or to restrictive covenants. Under the terms of our existing loan and security agreement, we are subject to certain contractual limitations with respect to raising additional debt financing during the term of that agreement. Also, the Nasdaq Marketplace Rules require that a company obtain stockholder approval for the issuance of equity securities under certain circumstances which and if we seek to raise money through the issuance of equity securities in a manner that requires such stockholder approval, we can offer no assurances that we will be able to obtain such approval. In addition to fiscal 2009 capital requirements, the Company may, in the future, seek additional financing to facilitate expansion or to respond to competitive pressures or additional capital requirements. Any such financing would be subject the same risks described above. The inability to obtain necessary or desired financing could require the Company to scale back, or fail to address opportunities for future expansion or enhancement of operations.
If we fail to meet the borrowing requirements under our loan and security agreement, we may be unable to obtain necessary short-term financing and if we default on a secured loan, material assets of ours could be subject to forfeiture.
     From time to time, we may experience the need to obtain funding to meet short-term cash requirements, such as the acquisition of inventory prior to our holiday selling season. We currently are party to a loan and security agreement and a subordinated promissory note which we entered into to provide us with a revolving credit facility for the primary purpose of enabling us to satisfy any such funding needs. However, as is typical for agreements of this sort, the loan and security agreement requires us to meet certain financial conditions as a prerequisite to obtaining and maintaining loans thereunder and we can offer no assurances that we will be able to meet such conditions when a loan is needed or continue to meet such conditions when a loan is outstanding. If we are unable to meet the conditions for borrowing under our loan and security agreement when funds are required and we are unable to obtain necessary funds from other sources, we could be prevented from purchasing sufficient inventory to meet our revenue and profitability objectives or from meeting other payment obligations, which could have a material adverse effect on our business, financial condition and operating results. Further, if we were to breach such financial conditions while a loan is outstanding under the loan and security agreement, it could constitute a default under that agreement which could require immediate repayment of any amounts owed under the agreement.
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

     We believe that the decline in orders shipped in the first half of fiscal 2008 resulted from a reduction in marketing expenditures for new customer prospecting in the third and fourth quarters of fiscal 2007, which reduction also resulted in a 17.9% decrease in new customer acquisitions in the first half of fiscal 2008 as compared to the first half of fiscal 2007. The Company’s management expects this reduction to result in downward pressures on revenues until renewed prospecting initiatives take effect in the latter part of fiscal 2008.
We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.
     We have a history of losses and we may continue to incur losses for the foreseeable future. As of September 30, 2007, our accumulated deficit was $106.8 million and, during the first half of fiscal 2008, we incurred a net loss of $13.9 million. We have not achieved profitability for a full fiscal year since our inception. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.
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
     Our headquarters, and the majority of our infrastructure, including computer servers, are located in San Francisco, California, an area that is susceptible to earthquakes and other natural disasters. Our distribution facility, located in Lockbourne, Ohio, houses substantially all of our product inventory and is the location from which substantially all of our orders are shipped and our customer sales and service facility is located in San Diego, California. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, terrorist attack or other comparable problems could cause interruptions or delays in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. In addition, as our inventory and distribution facility is located in an area that is susceptible to harsh weather; a major storm, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Also, areas in and around San Diego, California, the site of our customer sales and service facility, have recently experienced severe wildfires. The occurrence of any such wildfires in the future could destroy, render inoperable, or cause the evacuation of our customer sales and service facility, which could significantly impair or disrupt our ability to provide requisite sales and service support. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that an earthquake, natural disaster or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or if harsh weather conditions prevent us from delivering products in a timely manner, our business, financial condition and operating results could be seriously harmed.
If we fail to manage our growth or successfully integrate our management team, our business will suffer.
     We anticipate that future expansion, including the possible acquisition of third-party assets, technologies or businesses, maybe required to address market opportunities and desired growth in our customer base. Prior expansion has placed, and any future expansion would likely place, a significant strain on our management, operational and financial resources. Some of our officers and senior management personnel have no prior senior management experience at public companies. We have experienced significant turnover among our executive officers in recent years and several of our executive officers have only been with the Company for a short period of time. In addition, we have hired a number of key managerial, merchandising, technical, finance, accounting and operations personnel in the recent past. As a result, key members of our management and employee team are still in the process of being integrated into our operations. Turnover in management personnel can be greatly disruptive to the proper and efficient functioning of an organization and any such past or future turnover could have a material, adverse affect on our operations. Additionally, we need to properly implement and maintain our financial and managerial controls, reporting systems and procedures, including the increased internal controls and procedures required by the Sarbanes Oxley Act of 2002. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets, technologies or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt or make it more difficult to plan and forecast our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, including integration of new personnel, implement proper controls and systems in an efficient manner, or successfully integrate any assets, technologies or businesses that we may acquire, or if we acquire assets, technologies or business that do not prove complimentary to us, our business, financial condition and results of operations would be affected adversely.

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
     If we fail to upgrade our website in a timely manner to accommodate higher volumes of traffic, our website performance could suffer and we may lose customers. In addition, if we fail to expand the computer systems that we use to process and ship customer orders and process customer payments, we may not be able to fulfill any potential growth in customer orders successfully. As a result, we could lose customers and our net revenues could decline. Further, to remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements, or if new industry standards and practices emerge, our existing website and systems may become obsolete or unattractive. Developing and enhancing our website and other systems entails significant technical and business risks. We recently made a decision to terminate development of certain new website technology. Consequently, we will continue to utilize our existing technology in the near term, seeking to make improvements or enhancements as we deem advisable. We can provide no assurances that our existing or future website technology will continue to meet our needs or contain all of the features sought by consumers. If we are unsuccessful in upgrading our systems to accommodate higher traffic or developing or implementing new technologies that enable us to meet evolving industry standards and consumer preferences, our operating results would be seriously harmed.
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
     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Three of our former officers, Gary Korotzer, our former Chief Marketing Officer, Polly Boe, our former Chief Financial Officer and Ken Constable, our former President and Chief Executive Officer each resigned from RedEnvelope during fiscal 2007. Following Mr. Constable’s departure, John Pound, who has been a Director since August 2005 and Chairman of the Board since February 2007, has assumed the role of Executive Chairman. The role of Interim Chief Financial Officer has been filled by William Gochnauer, who is a Member of Tatum LLC, a national firm that provides such executive services. We are not currently engaged in a search for a full-time Chief Financial Officer. In April 2007, we hired Scott Sanborn as our Chief Marketing Officer to fill the position formerly held by Gary Korotzer. In June 2007, Scott Loly resigned as Vice President of Merchandising and this role has been filled by Suzanne Ellis, who was formerly a Director of Merchandising for the Company. Changes in senior management has the potential to be greatly disruptive to our business and it is possible that recent or future changes in management could negatively affect our business. We do not have long-term employment agreements with any of our key personnel. Our performance depends on our ability to retain and motivate other officers and key employees. The loss of the services of key personnel for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer sales and service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer sales and service personnel would harm our business, financial condition and results of operations. Moreover, competition is particularly intense for highly-qualified senior officers in our industry, and a variety of factors could make it difficult for us to attract the right candidates in the near term or at all. In the event that we cannot hire and retain qualified senior officers in a timely manner and retain their services, our business could be adversely affected.
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
We rely on third-party technologies, which may not continue to be available to us on commercially reasonable terms or at all.
     We rely substantially on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms, or at all, in the future. As a result, we may be required to develop or obtain substitute technology of lower quality or at greater cost, or we may be prevented from providing features or functionality on our website that our customers and potential customers desire, any of which could materially adversely affect our business, operating results and financial condition.
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
     During the first twenty-six weeks of fiscal 2008, approximately 79% of our customer orders were placed through our website. In order for the online commerce market to function and develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. Although we take the security of our systems very seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information and information of our customers. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     In connection with the filing of this Quarterly Report on Form 10-Q, Michael E. Dunn, Karen Edwards, Joseph C. Gandolfo, and Daniel R. Lyle have tendered their resignations from the Board of Directors (the “Board”). With the exception of Mr. Dunn’s resignation, which was effective on November 11, 2007, these resignations were effective on November 13, 2007, following approval by our Audit Committee of the quarterly financial statements, which occurred during a meeting of the Audit Committee on November 12, 2007. As a result of Mr. Dunn’s resignation, at the time of our November 12 Audit Committee meeting, our Audit Committee was comprised of Daniel R. Lyle and Karen Edwards, both of whom qualified as independent directors within the meaning of the listing qualification rules of The Nasdaq Stock Market (the “Nasdaq Listing Rules”). Following the resignation of these individuals, on November 14, 2007, our Board reduced the authorized size of the Board to six members and appointed the following individuals to serve as directors in replacement of the resigning directors: Harry L. Casari, Gary M. Heil and Leonard Short. No committee appointments were made at the time of the appointment of these new directors, but the Board expects to meet in the next two weeks to re-constitute the three committees of the Board and to appoint directors to serve on such committees. Each of Harry L. Casari and Gary M. Heil qualifies as an independent director within the Nasdaq Listing Rules. These new directors will serve until the next annual meeting of stockholders, which is expected to be held in early 2008. Following is a brief summary of the biographies of these new directors.
     Harry Casari has been a private investor since 1994. Mr. Casari worked as a certified public accountant for Ernst & Young LLP from 1969 until 1994 when he retired as a partner. Mr. Casari is a member of the Board of Directors of Meade Instruments Corporation (NASDAQ: MEAD), an optics and telescope manufacturer; a member of the Board of Directors of Cohu, Inc. (NASDAQ: COHU), a semiconductorequipment, television camera, metal detection instrumentation and microwave communications equipment manufacturer; a member of the Board of Directors of Catcher Holdings, Inc. (OTCBB: CTHH), a development stage company developing a portable, ruggedized, wireless, hand-held computer and integrated communications device built to military specifications; and a member of the Board of Directors of Orange 21 Inc. (NASDAQ: ORNG), a company that designs, develops and markets premium products for the action sports, motorsports and youth lifestyle markets.
     Gary M. Heil has served as Chief Marketing and Strategy Officer of Safe Life Corporation, a manufacturer of anti-microbial products, since December 2006. Mr. Heil has been a private consultant for retailers and other service sector companies on topics primarily related to customer loyalty and leadership development since 1987. In 2002, Mr. Heil co-founded the National Pitching Association, an organization dedicated to helping young pitchers make better choices in baseball and in life. In 1987, he co-founded the Center for Innovative Leadership, for which he currently consults and lectures on topics including leadership, customer loyalty, quality management and effective organizational change processes. Mr. Heil is the author of many business-related books, including Leadership and the Customer Revolution, One Size Fits One and The Leader’s New Clothes. Mr. Heil serves on the Board of Directors of The Gymboree Corporation (NASDAQ:GYMB), a specialty retailer operating stores selling high quality apparel and accessories for children.
     Leonard Short serves as Vice Chairman, co-founder, and a member of the Board of Directors of Bistock, Inc., a privately held Internet Commerce and Network Services company. Prior to founding Bistock, from 2004 through 2007, Mr. Short served as the founding partner, business development lead and Chief Marketing Officer of (product)RED, a privately held operating subsidiary of The Persuaders, LLC, an unique marketing alliance built among leading global brands, personalities and media properties designed to raise public consciousness and interaction with the African Aids Emergency. Prior to joining product(RED), Mr. Short served as Executive Vice President, Brand Marketing at America Online, Inc., a division of Time Warner, Inc. (NYSE: TWX), the nation’s leading provider of online services and content from 2003 to 2004. Prior to joining AOL, Mr. Short served as Chief Marketing Officer for Charles Schwab & Co. (Nasdaq: SCHW), one of the nation’s largest financial services companies from 1995 to 2003.
     In connection with the filing of this Quarterly Report on Form 10-Q, Mr. Christopher Nordquist, our Chief Administrative Officer, advised the Board of Directors that he is resigning his position in order to pursue other interests. Mr. Nordquist’s resignation is effective as of November 14, 2007. We expect Mr. Nordquist to continue to provide certain consulting services to us in the role of Special Counsel to the Chairman of the Board for nine months after the date of his resignation. In connection with such services, we have agreed to pay Mr. Nordquist a consulting fee equal to $23,750 per month during the nine-month period in which he will provide such services.
     On November 14, 2007, our Board of Directors appointed Mr. John C. Pound, our Executive Chairman, to serve as our Chief Executive Officer. Mr. Pound has been acting as our interim principal executive officer for several months since the departure of our prior Chief Executive Officer, Ken Constable.
Item 6. Exhibits

10.74	Attachment D-4 dated September 28, 2007 to the Software License and Services Agreement dated March 31, 2000 between BroadVision, Inc. and RedEnvelope, Inc.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Interim Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDENVELOPE, INC.
By:	/s/ William T. Gochnauer
Interim Chief Financial Officer

Date: November 14, 2007

EXHIBIT INDEX

10.74	Attachment D-4 dated September 28, 2007 to the Software License and Services Agreement dated March 31, 2000 between BroadVision, Inc. and RedEnvelope, Inc.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Interim Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002