Form 10-Q
period 2007-12-30
REDENVELOPE INC
filed 2008-02-13
CIK 1236038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2007

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The number of outstanding shares of the registrant’s common stock, $0.01 par value per share, was 9,527,811 as of February 6, 2008.

RedEnvelope, Inc.
REPORT ON FORM 10-Q
For the Quarter Ended December 30, 2007

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
RedEnvelope, Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

	December 30,	April 1,	December 31,
	2007	2007	2006
	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,345	$13,245	$23,471
Accounts receivable, net	2,679	1,050	3,300
Inventory	9,177	14,288	14,466
Prepaid catalog costs and other current assets	2,288	2,423	3,081

Total current assets	26,489	31,006	44,318
Property and equipment, net	6,240	8,221	7,682
Other assets	379	184	193

Total assets	$33,108	$39,411	$52,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,012	$7,092	$14,728
Accrued expenses and other current liabilities	6,040	3,084	5,062
Accrued compensation	1,935	2,287	1,922
Capital lease obligations, current	148	207	207

Total current liabilities	23,135	12,670	21,919
Capital lease obligations, long-term	288	350	403
Deferred rent	368	502	548

Total liabilities	23,791	13,522	22,870

Stockholders’ equity:

Common stock, $0.01 par value; 100 million shares authorized; 9.5 million, 9.5 million, and 9.6 million issued and outstanding as of December 30, 2007, April 1, 2007, and December 31, 2006, respectively	96	96	97

Additional paid-in capital	120,403	118,800	117,978
Deferred compensation	—	(1)	—
Notes receivable from stockholders	—	(44)	(44)
Accumulated deficit	(111,182)	(92,962)	(88,708)

Total stockholders’ equity	9,317	25,889	29,323

Total liabilities and stockholders’ equity	$33,108	$39,411	$52,193

See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

	(In thousands, except for per share data)

Net revenues	$45,195	$56,987	$85,596	$99,376
Cost of sales	23,196	26,157	45,048	46,569

Gross profit	21,999	30,830	40,548	52,807

Operating expenses:
Fulfillment	7,382	7,449	13,665	13,655
Marketing	13,478	12,569	23,438	22,019
General and administrative	5,466	5,519	21,881	16,515

Total operating expenses	26,326	25,537	58,984	52,189

(Loss) income from operations	(4,327)	5,293	(18,436)	618
Interest (expense) income, net	(7)	14	216	101

Net (loss) income	$(4,334)	$5,307	$(18,220)	$719

Net (loss) income per share, basic	$(0.45)	$0.56	$(1.91)	$0.08

Net (loss) income per share, diluted	$(0.45)	$0.56	$(1.91)	$0.08

Weighted average shares outstanding, basic	9,526	9,458	9,523	9,369
Weighted average shares outstanding, diluted	9,526	9,488	9,523	9,477
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	December 30,	December 31,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(18,220)	$719
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,830	2,357
Stock-based compensation	1,538	1,921
Write-off of capitalized software	3,520	—
Other non-cash charges	(106)	(114)
Changes in current assets and liabilities:
Accounts receivable, net	(1,629)	(2,246)
Inventory	5,111	5,224
Prepaid catalog costs and other current assets	(88)	(237)
Accounts payable	8,463	5,302
Accrued expenses and other current liabilities	2,604	2,914

Net cash provided by operating activities	3,023	15,840

Cash Flows From Investing Activities:
Maturities of short-term investments	—	11,619
Purchases of short-term investments	—	(4,857)
Repayment of note receivable	44	—
Purchases of property and equipment	(3,866)	(2,620)

Net cash (used in) provided by investing activities	(3,822)	4,142

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	66	692
Principal payments on capital lease obligations	(167)	(336)
Proceeds from line of credit	5,800	6,700
Repayment of line of credit	(5,800)	(6,700)
Payment of debt issuance costs	—	(144)

Net cash (used in) provided by financing activities	(101)	212

Net (decrease) increase in cash and cash equivalents	(900)	20,194
Cash and cash equivalents at beginning of period	13,245	3,277

Cash and cash equivalents at end of period	$12,345	$23,471

Supplemental Cash Flow Information:
Cash paid for interest	$79	$101
Supplemental Non-Cash Investing and Financing Activities:
Property and equipment acquired through capital lease transactions	$45	$498
Property and equipment acquired but not paid for during the period	$176	$62
See accompanying notes to these condensed financial statements.

RedEnvelope, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Financial Statements — Basis of Presentation
     The condensed balance sheets of RedEnvelope, Inc. (referred to as the “Company”, “we”, “us”, and “our”) as of December 30, 2007 and December 31, 2006, the condensed statements of operations for the thirteen and thirty-nine week periods ended December 30, 2007 and December 31, 2006, and the condensed statements of cash flows for the thirty-nine week periods ended December 30, 2007 and December 31, 2006 have been prepared, without audit. In the Company’s opinion, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine week periods then ended. The balance sheet at April 1, 2007, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K, for the fiscal year ended April 1, 2007.
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
     The results of operations for the thirteen and thirty-nine weeks ended December 30, 2007 and December 31, 2006 are not indicative of the operating results of the full year. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.
     The Company’s fiscal year ends on the Sunday closest to March 31, resulting in a 52 or 53 week year. Fiscal 2007 ended on April 1, 2007 and was 52 weeks long. Fiscal 2008 will end on March 30, 2008 and will also be 52 weeks long. The Company reports its interim results on a fiscal quarter basis where each of the first three fiscal quarters is thirteen weeks long, ending on the Sunday closest to the calendar quarter end, with the fourth fiscal quarter covering the remaining part of the fiscal year.
2. Certain Significant Accounting Policies
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. The Company’s significant accounting policies are set forth below.
     Net (Loss) Income Per Share — Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding and potential shares of common stock during the period. Potential shares of common stock include dilutive shares issuable upon the exercise of outstanding common stock options and unvested restricted stock. For loss periods, basic net loss per share equals diluted net loss per share because the effect of stock options, unvested shares and warrants outstanding would have been anti-dilutive. The weighted average number of shares subject to stock options outstanding that were excluded from the calculation for both the thirteen and thirty-nine weeks ended December 30, 2007 because they were anti-dilutive were approximately 1.5 million.

     The following is a reconciliation of net income and the number of shares used in the basic and diluted earnings per share computations:

		Weighted	Per Share
Dollars and amounts in thousands, except per share amounts	Net Income	Average Shares	Amount

Thirteen weeks ended December 31, 2006
Basic	$5,307	9,458	$0.56
Effect of dilutive stock-based awards		30
Diluted	$5,307	9,488	$0.56

Thirty-Nine weeks ended December 31, 2006
Basic	$719	9,369	$0.08
Effect of dilutive stock-based awards		108
Diluted	$719	9,477	$0.08

     Comprehensive Income (Loss) — Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s only source of comprehensive income (loss) is net loss.
3. Results of Operations and Liquidity Matters
     The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Based on the Company’s cash balance as of December 30, 2007, as well as projected cash flows from operations and projected cash available to the Company through its Revolving Credit Facility (defined in Note 7), the Company believes it has the ability to continue its operations through the first quarter of fiscal 2009 (the quarter ending June 29, 2008).
     In the thirty-nine weeks ended December 30, 2007, the Company incurred a net loss of $18.2 million, generated approximately $3.0 million of cash from operating activities. We had cash and cash equivalents of $12.3 million as of December 30, 2007 and $1.8 million as of January 27, 2008. Although the Company experienced an increase in the average unit retail price and the average revenue per order shipped was flat, the Company experienced a 31.3% decrease in new customer acquisitions and a 14.2% decrease in the number of orders shipped as compared to the same period in the prior year. The decline in orders shipped in the thirty-nine weeks ended December 30, 2007 resulted from a decline in customer response rates as compared to the same period in the prior year, as well as a reduction in marketing expenditures for new customer prospecting in the second half of fiscal 2007. Management expects these trends to continue in the near term.
     The Company has in place the Revolving Credit Facility, which is described more fully in Note 7. As of December 30, 2007, the borrowing base reflected an availability of $3.8 million and the Company had no borrowings under the Revolving Credit Facility. On June 29, 2007, the Company executed the Subordinated Promissory Note (defined and described more fully in Note 7) with a related party that provides for a term loan with availability of up to $2.6 million and expires on June 28, 2008. As of December 30, 2007, the Company had no borrowings under the Subordinated Promissory Note.
     The Company currently believes that the cash currently on hand and the cash available to it through its Revolving Credit Facility and the Subordinated Promissory Note will be sufficient to continue operations through the quarter ending June 29, 2008. The Company’s assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the quarter ending June 29, 2008, the Company will need to obtain equity and or additional debt financing to fund operations and capital expenditures. Management is aggressively reviewing options to obtain additional financing and has multiple discussions underway with a variety of potential partners. The Company intends to have a resolution for its need for additional capital resources in the next 90 days. However, there can be no assurance that when additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our stockholders. If adequate funds are not available when needed, the Company may be required to significantly modify the business model to reduce spending to a sustainable level. Such modification of the business model could also result in an impairment of assets which cannot be determined at this time.
4. Capitalized Software Write-off
     The Company began the process of implementing a new website platform for its internet-based commerce and marketing in the beginning of fiscal 2005. In the second quarter of fiscal 2008, the Company concluded that the project is not viable given that the platform was highly customized and without an upgrade path for the future. As a result of this decision, the Company recorded a non-cash charge in the second quarter of fiscal 2008 in the amount of $3.5 million to write-off the net book value of this platform, which was included in general and administrative expenses.

5. Stock-Based Compensation
     The Company’s results for the thirteen and thirty-nine weeks ended December 30, 2007 included $0.5 million and $1.5 million, respectively, of stock-based compensation for stock options. The Company’s results for the thirteen and thirty-nine weeks ended December 31, 2006 included $0.6 million and $1.7 million, respectively, of stock-based compensation for stock options and $0.1 million and $0.2 million, respectively, of stock-based compensation for restricted stock awards. Stock-based compensation costs for the thirteen and thirty-nine weeks ended December 30, 2007 and December 31, 2006 were included in general and administrative expenses.
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Stock Option Valuation Assumptions:	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Expected volatility	52.6%	54.0%	51.1% —52.6%	54.0% —56.8%
Dividend yield	0%	0%	0%	0%
Expected term	3.3 — 5.5 years	3.8 — 5.7 years	3.3 — 5.5 years	3.8 — 5.7 years
Risk-free interest rate	3.2% — 4.3%	4.6% — 4.8%	3.2% — 5.0%	4.5% — 5.2%
     A summary of stock option activity for the thirty-nine weeks ended December 30, 2007 is presented as follows:

		Weighted
		Average
	Options	Exercise Price
	Outstanding	per Share
	(in thousands)
Balance, April 1, 2007	1,335	$9.50
Granted	686	$5.24
Cancelled	(327)	$9.04
Exercised	(2)	$4.64

Balance, December 30, 2007	1,692	$7.87

Exercisable, December 30, 2007	775	$9.60

     The weighted average fair value of stock options granted during the thirteen weeks ended December 30, 2007 and December 31, 2006, was $2.05 and $1.71, respectively. The weighted average fair value of stock options granted during the thirty-nine weeks ended December 30, 2007 and December 31, 2006, was $2.29 and $4.10, respectively.
6. Income Taxes
     On April 2, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Income Tax Uncertainties (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. There was no effect on the Company’s financial position, results of operations or cash flows as a result of adopting FIN 48. As of December 30, 2007, there was no accrued interest or penalties for unrecognized tax benefits. The total gross unrecognized tax benefits under FIN 48 was approximately $98,000.
     The Company does not expect to realize taxable net income for its full fiscal year ending March 30, 2008. The Company has not recorded a tax benefit in any period due to losses incurred and uncertainty of realizing the net operating loss carryforwards. Accordingly, no provision for income taxes has been made for the thirteen and thirty-nine week periods ended December 30, 2007.

7. Borrowing Arrangements
     On June 26, 2006, the Company executed a loan and security agreement with a lender that provides for a senior secured revolving credit facility in an amount equal to the lesser of $12.5 million or an amount determined under a borrowing base formula (the “Revolving Credit Facility”). The borrowing base formula is determined by the sum of the appraised net realizable liquidation value of eligible inventory, plus eligible credit card accounts receivable, less applicable reserves. As of December 30, 2007 and January 27, 2008, the borrowing base reflected an availability of $3.8 million and $2.3 million, respectively and the Company had no borrowings under the Revolving Credit Facility. Interest will accrue on amounts borrowed under the Revolving Credit Facility at the prime lending rate or a LIBOR rate plus an applicable margin. The terms of the Revolving Credit Facility provide for certain events of default and set forth affirmative and negative covenants, including without limitation certain financial covenants, to which the Company must adhere. The Revolving Credit Facility expires in June 2010. The Revolving Credit Facility also contains a covenant that prohibits the Company from paying cash dividends to its stockholders. Under the terms of the existing Revolving Credit Facility, we are subject to certain contractual limitations with respect to raising additional debt financing during the term of that agreement. Borrowings are secured by a first priority interest in all of the Company’s assets, tangible and intangible, and proceeds realized from the sale or other disposition thereof.
     On June 29, 2007, the Company executed a subordinated promissory note with The Integrity Brands Fund, L.P. (the “Subordinated Promissory Note”), a fund that is managed by the Company’s Chief Executive Officer and Chairman of the Board of Directors, who holds approximately 10% of the Company’s outstanding shares. The Subordinated Promissory Note provides for a term loan for up to a maximum principal amount of $2.6 million. All amounts borrowed under the Subordinated Promissory Note will bear interest at a per annum rate equal to the prime rate, which will increase by two percentage points in the event of a default (as defined therein). The Subordinated Promissory Note is subordinated and junior in right of payment to the prior payment in full of all the principal and unpaid accrued interest and all other obligations under the Revolving Credit Facility (referenced in the preceding paragraph). The Subordinated Promissory Note provides for certain events of default and expires on June 28, 2008. As of December 30, 2007, no amounts are outstanding under this Subordinated Promissory Note.
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
9. Contingencies
     During the first quarter of fiscal 2008, the Company completed an evaluation of whether the Company, through its business activities, has established nexus in various jurisdictions with respect to sales and use taxes. If a company has nexus in a particular jurisdiction it is required to collect and remit sales and use tax for sales into such jurisdiction. As a result of this evaluation, the Company recorded an estimated liability of $0.3 million as of December 30, 2007.
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
Forward-Looking Statements
     This report, together with the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. The forward-looking statements contained in this report include, among others, statements regarding our ability to secure additional financing, our ability to continue as a going concern, our ability to re-energize the RedEnvelope brand, the impact of upgrades at our fulfillment center and our ability to achieve profitability. Such statements are based upon current expectations and involve risks and uncertainties. Any statements contained in this report that are not purely statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements may include but are not limited to statements regarding our future operations and enhancements, product or service offerings, business, financial condition, results of operations and prospects. Additionally, statements concerning possible changes in applicable rules or legislation are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimate,” “may,” “should,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All forward-looking statements in this report are based upon information available to us as of the date hereof, and we assume no obligation to revise or update any such forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Actual results and the timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such differences include, but are not limited to, our inability to secure additional financing, failure of our advertising efforts, our failure to achieve profitability, the seasonality of our business, fulfillment or distribution problems, failure to adequately predict consumer tastes and preferences, those risks set forth in this report under “Risk Factors,” and elsewhere in this report, and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Overview
     RedEnvelope is a branded online retailer of upscale gifts, dedicated to inspiring people to celebrate their relationships through giving. RedEnvelope offers an extensive and fresh collection of imaginative and original gifts through our catalog, web store and phone store. Our in-house design team creates unique proprietary products, and our merchants source unique products domestically and from various parts of the world and often commission artists and vendors to create exclusive gifts. Through our web store, www.redenvelope.com, customers can search for gifts by recipient, occasion, gift category and price point. We also publish our full-color catalog several times a year and sell directly to corporate clients through our Business Gifts Services group.
     In the third quarter of fiscal year 2008, our net revenues decreased 20.7% from $57.0 million in the third quarter of fiscal year 2007 to $45.2 million in the third quarter of fiscal year 2008. Gross margin decreased in the third quarter of fiscal 2008 to 48.7% from 54.1% in the third quarter of fiscal year 2007. Our net loss for the third quarter of fiscal 2008 was $4.3 million compared to net income of $5.3 million in the same period of the prior fiscal year. Although we experienced an increase in the average unit retail price and the average revenue per order shipped decreased only slightly, we experienced a 40.9% decrease in new customer acquisitions and a 19.6% decrease in the number of orders shipped as compared to the same period in the prior year. The decline in orders shipped in the third quarter of fiscal 2008 resulted from a decline in customer response rates as compared to the same period in the prior year, as well as a reduction in marketing expenditures for new customer prospecting in the second half of fiscal 2007. As of December 30, 2007, we had approximately 3.6 million customer names in our internal database, representing an increase of approximately 134,000 customers during the third quarter of fiscal 2008.
     For the remainder of fiscal year 2008, we intend to continue to focus on re-energizing the RedEnvelope brand and product offerings in order to realize the potential of our business model. Further, we intend to implement more cost effective marketing, customer acquisition and retention programs and intend to focus on shifting our marketing spend to online channels, which we believe are more efficient in the future. We recently upgraded our material handling equipment in our fulfillment center and we expect that this upgrade will continue to enhance our fulfillment capabilities by providing automated solutions to our fulfillment process and increasing the facility’s capacity.
     We also are focused on addressing our need to strengthen our balance sheet. We are aggressively reviewing our options to obtain additional financing and have multiple discussions underway with a variety of potential partners. We intend to have a resolution for our need for additional capital resources in the next 90 days. However, there can be no assurance that when additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our stockholders. If adequate funds are not available when needed, we may be required to significantly modify our business model to reduce spending to a sustainable level. Such modification of the business model could also result in an impairment of assets which cannot be determined at this time.
     Although we are committed to our strategic initiatives, there are inherent risks associated with our business that may present challenges for us in the future and could prevent us from achieving intended results within anticipated timelines or at all. We have outlined currently identified risks within the “Risk Factors” section of this report.
Results of Operations and Liquidity Matters
     Our financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Based on our cash balance as of December 30, 2007, as well as projected cash flows from operations and projected cash available to us through our Revolving Credit Facility and Subordinated Promissory Note (both further described below and under Note 7), we believe we have the ability to continue our operations through the quarter ending June 29, 2008. Our continuation as a going concern beyond the quarter ending June 29, 2008 is dependent upon our ability to obtain equity and or additional debt financing and upon future profitable operations. However, there can be no assurances that when additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders.
     In the thirty-nine weeks ended December 30, 2007, we incurred a net loss of $18.2 million and generated approximately $3.0 million of cash from operating activities. We had cash and cash equivalents of $12.3 million as of December 30, 2007 and $1.8 million as of January 27, 2008. Although we experienced an increase in the average unit retail price and the average revenue per order shipped was flat, we experienced a 31.3% decrease in new customer acquisitions and a 14.2% decrease in the number of orders shipped as compared to the same period in the prior year. The decline in orders shipped in the thirty-nine weeks ended

December 31, 2007 resulted from a decline in customer response rates as compared to the same period in the prior year, as well as a reduction in marketing expenditures for new customer prospecting in the second half of fiscal 2007. We expect these trends to continue in the near term.
     We have the Revolving Credit Facility in place with a lender, which is described more fully in Note 7. As of December 30, 2007, the borrowing base under our Revolving Credit Facility reflected an availability of $3.8 million and we had no borrowings under the Revolving Credit Facility. On June 29, 2007, we executed the Subordinated Promissory Note with a related party that provides for a term loan with availability of up to $2.6 million and expires on June 28, 2008, which is described more fully in Note 7. As of December 30, 2007, we had no borrowings under the Subordinated Promissory Note.
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
Results of Operations
     The following table sets forth our statements of operations data for the thirteen and thirty-nine weeks ended December 30, 2007 and December 31, 2006, expressed as a percentage of net revenues.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
Statements of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.3	45.9	52.6	46.9

Gross profit	48.7	54.1	47.4	53.1
Operating expenses:
Fulfillment	16.3	13.1	16.0	13.7
Marketing	29.8	22.1	27.4	22.2
General and administrative	12.2	9.7	25.5	16.6

Total operating expenses	58.3	44.8	68.9	52.5

(Loss) income from operations	(9.6)	9.3	(21.5)	0.6
Interest income, net	—	—	0.2	0.1

Net (loss) income	(9.6)%	9.3%	(21.3)%	0.7%

Quarter Ended December 30, 2007 Compared to Quarter Ended December 31, 2006
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

     Net revenues were $45.2 million and $57.0 million for the thirteen weeks ended December 30, 2007 and December 31, 2006, respectively, representing a 20.7% decrease in the fiscal 2008 period compared to the fiscal 2007 period. The decrease was mainly attributable to a 19.6% decrease in the number of orders shipped and a 40.9% decrease in new customer acquisitions as compared to the same period in the prior year. Our customer file increased by approximately 134,000 names from the end of the second quarter of fiscal 2008 to approximately 3.6 million as of December 30, 2007, compared with an increase of approximately 227,000 names in the same period of the prior year.
     Revenue per order decreased slightly by 1.4% in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. During the third quarter of fiscal 2008, we experienced an increase in the average retail price per item sold as compared to the third quarter of fiscal 2007, a decrease in the average units per order compared with the same period in the prior year, and our online and email revenues increased by approximately 4.8% compared to the third quarter of fiscal 2007. However, due to decreased response rates from existing customers, our revenues from customers who receive our catalog decreased 28.6% over the same period of the prior year.
Cost of Sales
     Cost of sales consists of the cost of the product sold, inbound and outbound freight and gift-wrap expense. Handling costs, which include fulfillment center expenses, are included in operating expenses — fulfillment.
     Cost of sales was $23.2 million and $26.2 million for the thirteen weeks ended December 30, 2007 and December 31, 2006, respectively, representing 51.3% and 45.9% of net revenues, respectively. The increase in cost of sales as a percentage of net revenues primarily reflects a shift in our product mix to include more market product versus internally developed product as well as increased shipping expenses in the third quarter of fiscal 2008 as compared to the same period last year. The decrease in dollars is a result of decreased orders shipped and decreased net revenues as compared to the third quarter of fiscal 2007.
Operating Expenses
     Fulfillment. Fulfillment expenses consist of wages and benefits for employees and seasonal hires working in our distribution center and customer sales and service facility, fees incurred to process credit card transactions and certain fixed costs, such as rent and utilities, incurred at our distribution center and customer sales and service facility.
     Fulfillment expenses were $7.4 million for both the thirteen weeks ended December 30, 2007 and December 31, 2006, representing 16.3% and 13.1% of net revenues, respectively. We were able to maintain operating efficiencies in warehouse management and maintain a consistent level of fixed expenses in the third quarter of fiscal 2008 as compared to the prior year. The increase in fulfillment expenses as a percentage of net revenues reflects the decrease of 20.7% in net revenues in the third quarter of fiscal 2008 as compared to the same period in the prior year.
     Marketing. Marketing expenses consist primarily of online and catalog programs as well as public relations, other promotional expenditures and advertising.
     Marketing expenses were $13.5 million and $12.6 million for the thirteen weeks ended December 30, 2007 and December 31, 2006, respectively, representing 29.8% and 22.1% of net revenues, respectively. The increase in dollars primarily represents increased catalog production and postage costs, and public relations activities as compared to the third quarter of fiscal 2007. These increases were partially offset by reduced and slightly more efficient online advertising spending during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. The increase in marketing expenses as a percentage of net revenues reflects the decrease in our net revenues as well as a decrease in the efficiency of our catalog campaigns during the third quarter of fiscal 2008. Our primary marketing vehicles are subject to increasing costs and competition.
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
     General and administrative expenses were $5.5 million for both the thirteen weeks ended December 30, 2007 and December 31, 2006, representing 12.2% and 9.7% of net revenues, respectively. General and administrative expenses for the thirteen weeks ended December 30, 2007 includes a reversal of approximately $0.5 million for bonuses accrued during the first half of fiscal 2008. This reversal was offset by increased personnel costs, including salaries, severance, relocation costs, and increased corporate consulting projects. The increase in general and administrative expenses as a percentage of net revenues primarily reflects the 20.7% decrease in revenues in the quarter ended December 30, 2007 as compared to the same period in the prior year.

Thirty-nine Weeks Ended December 30, 2007 Compared to Thirty-nine Weeks Ended December 31, 2006
Net Revenues
     Net revenues were $85.6 million and $99.4 million for the thirty-nine weeks ended December 30, 2007 and December 31, 2006, respectively, representing a 13.9% decrease from fiscal 2007 to fiscal 2008. The decrease was mainly attributable to a 14.2% decrease in orders shipped and a 31.3% decrease in new customer acquisitions in the first thirty-nine weeks of fiscal 2008 as compared to the first thirty-nine weeks of fiscal 2007. Our customer file increased by approximately 268,000 names from the end of the fourth quarter of fiscal 2007 to approximately 3.6 million as of December 30, 2007, compared with an increase of approximately 390,000 names in the same period of the prior year.
     Revenue per order was flat in the first thirty-nine weeks of fiscal 2008 as compared to the first thirty-nine weeks of fiscal 2007. During the first thirty-nine weeks of fiscal 2008, average retail price per item sold increased as compared to the first thirty-nine weeks of fiscal 2007, average units per order decreased compared with the same period in the prior year, and online and email revenues were flat compared to the first thirty-nine weeks of fiscal 2007. However, due to decreased response rates from existing customers, our revenues from customers who receive our catalog decreased 17.2% in the first thirty-nine weeks of fiscal 2008 compared to the same period in the prior year.
Cost of Sales
     Cost of sales was $45.0 million and $46.6 million for the thirty-nine weeks ended December 30, 2007 and December 31, 2006, respectively, representing 52.6% and 46.9% of net revenues, respectively. The increase in cost of sales as a percentage of net revenues primarily reflects a shift in our product mix to include more market product versus internally developed product, as well as a strong summer sale event during the second quarter of fiscal 2008. The decrease in dollars is a result of the 14.2% decrease in orders shipped and the 13.9% decrease in net revenues in the first thirty-nine weeks of fiscal 2008 as compared to the same period in the prior year.
Operating Expenses
     Fulfillment. Fulfillment expenses were $13.7 million for both the thirty-nine weeks ended December 30, 2007 and December 31, 2006, representing 16.0% and 13.7% of net revenues, respectively. We were able to maintain operating efficiencies in warehouse management and maintain a consistent level of fixed expenses in the first thirty-nine weeks of fiscal 2008 as compared to the prior year. The increase in fulfillment expenses as a percentage of net revenues reflects the decrease of 13.9% in net revenues in the first thirty-nine weeks of fiscal 2008 as compared to the same period in the prior year.
     Marketing. Marketing expenses were $23.4 million and $22.0 million for the thirty-nine weeks ended December 30, 2007 and December 31, 2006, respectively, representing 27.4% and 22.2% of net revenues, respectively. The increase in dollars primarily represents increased catalog production and postage costs, and public relations activities, partially offset by decreased online advertising spending and market research as compared to the same period last year. The increase in marketing expenses as a percentage of net revenues reflects a decrease in the efficiency of our catalog campaign during the first thirty-nine weeks of fiscal 2008. Our primary marketing vehicles are subject to increasing costs and competition.
     General and Administrative. General and administrative expenses were $21.9 million and $16.5 million for the thirty-nine weeks ended December 30, 2007 and December 31, 2006, respectively, representing 25.5% and 16.6% of net revenues, respectively. General and administrative expenses for the thirty-nine weeks ended December 30, 2007 includes a non-cash charge of $3.5 million, or 4.1% of net revenues, representing the write-off related to the decision to terminate development of new website technology. The remaining increase in general and administrative expenses of $1.9 million, or 2.2% of net revenues, was primarily due to increased personnel costs, including salaries, severance, relocation costs, and increased corporate consulting projects during the first thirty-nine weeks of fiscal 2008 as compared to the same period last year, and increased accruals for sales and use tax liabilities.
Liquidity and Capital Resources
     Historically, revenues have been seasonal. Revenues have been higher in the third fiscal quarter, reflecting higher consumer spending during the holiday season. As a result, our cash balances are seasonal in nature, with the third fiscal quarter containing both our lowest level of cash for the year as we build inventory for the holiday selling season, and our highest level of cash upon conclusion of this season. Throughout the fiscal year, we utilize our cash balances to build our inventory levels with the most significant use of working capital occurring immediately prior to the month of December. In addition to our current cash balances on hand, we have in place the Revolving Credit Facility and the Subordinated Promissory Note described more fully in Note 7 to the financial statements contained in this report.

     Cash Flows From Operating Activities— Net cash flows provided by operating activities were $3.0 million for the thirty-nine weeks ended December 30, 2007 and $15.8 million for the thirty-nine weeks ended December 31, 2006. The change in net cash flows provided by operating activities primarily represents an increase in net loss of $18.9 million offset by a non-cash charge of $3.5 million representing the write-off related to the decision to terminate development of new website technology.
     Cash Flows From Investing Activities— Net cash flow used in investing activities was $3.8 million for the thirty-nine weeks ended December 30, 2007 and net cash provided by investing activities was $4.1 million for the thirty-nine weeks ended December 31, 2006. Cash (used in) provided by investing activities consisted of capital expenditures for property and equipment, as well as purchases and maturities of investments in fiscal 2007. Capital expenditures during the first thirty-nine weeks of fiscal 2008 were approximately $3.9 million for various investments in our fulfillment center and our technology. We are currently investing in our fulfillment center and we currently anticipate spending an additional $0.3 million during the remainder of fiscal 2008. We currently believe these investments will support the needs of our business and customers.
     Cash Flows From Financing Activities— Net cash flow used in financing activities was $0.1 million for the thirty-nine weeks ended December 30, 2007 and net cash provided by financing activities was $0.2 million for the thirty-nine weeks ended December 31, 2006. For both periods, net cash flows from financing activities consisted of proceeds from the exercises of stock options which were offset by payments on capital lease obligations. For the first thirty-nine weeks of fiscal 2007, net cash flows provided by financing activities also included payments for debt issuance costs of $0.1 million in connection with obtaining our Revolving Credit Facility. During the third quarter of fiscal 2008, we borrowed $5.8 million under our Revolving Credit Facility to fund our seasonal inventory build up and repaid these borrowings as of December 12, 2007.
     Revolving Credit Facility— We have in place the Revolving Credit Facility with a lender, which is described more fully in Note 7 to the financial statements contained in this report. As of December 30, 2007, the borrowing base reflected an availability of $3.8 million and we had no borrowings under the Revolving Credit Facility. On June 29, 2007, the Company executed the Subordinated Promissory Note with a related party that provides for a term loan of up to $2.6 million, which is described more fully in Note 7 to the financial statements contained in this report. As of December 30, 2007, we had no borrowings under the Subordinated Promissory Note.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Risk— We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are generally denominated in U.S. dollars. As of December 30, 2007, any currency risks related to these transactions were not significant to us. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.
Item 4.Controls and Procedures
     Disclosure Controls and Procedures— We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported in a timely manner and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to permit timely decisions regarding our disclosure. These controls and procedures are designed to provide reasonable assurance of achieving our objectives. We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer as of the end of the period being reported on in this Quarterly Report on Form 10-Q. We continue to formalize and document procedures already in place. Maintenance of disclosure controls and procedures is an ongoing process and controls and procedures may change over time. We have also established a Disclosure Committee, which consists of certain members of our senior management. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter ended December 30, 2007, there have not been any changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. We are not currently aware of such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.
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
     Since our inception through fiscal 2007, we have experienced negative cash flow from operations on a fiscal year basis and we experienced negative cash flow from operations for the thirty-nine weeks ended December 30, 2007. Based on current cash forecasts, we believe that we will need to obtain additional financing no later than the second quarter of fiscal year 2009. There can be no assurance that we will be able to obtain such financing when needed or, if we are able to obtain such financing, that we will be able to do so on terms that are commercially reasonable. Any failure to obtain required financing would have a material adverse effect on our business and financial condition. If adequate funds are not available when needed, we may be required to significantly curtail our operations and reduce spending to extend available cash reserves. Even if we are able to timely raise sufficient capital for our needs, the terms of such financing could have a negative impact on our operations and the rights of our stockholders. If we raise additional capital through the issuance of debt, equity or equity-related securities, such securities may have rights, preferences or privileges, including preferences on any future sale or liquidation of the Company, that are senior to the rights of our common stock, and our stockholders could experience dilution of their ownership interests. The issuance of any such securities may also subject us to high interest or dividend rates or to restrictive covenants. Under the terms of our existing Revolving Credit Facility, we are subject to certain contractual limitations with respect to raising additional debt financing during the term of that agreement. Also, the Nasdaq Marketplace Rules require that a company obtain stockholder approval for the issuance of equity securities under certain circumstances and if we seek to raise money through the issuance of equity securities in a manner that requires such stockholder approval, we can offer no assurances that we will be able to obtain such approval. In addition to fiscal 2009 capital requirements, we may, in the future, seek additional financing to facilitate expansion or to respond to competitive pressures or additional capital requirements. Any such financing would be subject the same risks described above. Our inability to obtain necessary or desired financing could require us to scale back, fail to address opportunities for future expansion or enhancement of operations or cease operations.
If we fail to meet the borrowing requirements under our Revolving Credit Facility, we may be unable to obtain necessary short-term financing and if we default on a secured loan, material assets of ours could be subject to forfeiture.
     From time to time, we may experience the need to obtain funding to meet short-term cash requirements, such as the acquisition of inventory prior to our holiday selling season. We currently are party to the Revolving Credit Facility and the Subordinated Promissory Note, which we entered into for the primary purpose of enabling us to satisfy any such funding needs. However, as is typical for agreements of this sort, the Revolving Credit Facility requires us to meet certain financial conditions as a prerequisite to obtaining and maintaining loans thereunder and we can offer no assurances that we will be able to meet such conditions when a loan is needed or continue to meet such conditions when a loan is outstanding. If we are unable to meet the conditions for borrowing under our Revolving Credit Facility when funds are required and we are unable to obtain necessary funds from other sources, we could be prevented from purchasing sufficient inventory to meet our revenue and profitability objectives or from meeting other payment obligations, which could have a material adverse effect on our business, financial condition and operating results. Further, if we were to breach such financial conditions while a loan is outstanding under the Revolving Credit Facility, it could constitute a default under the Revolving Credit Facility, which could require immediate repayment of any amounts owed thereunder.
     Further, our obligations under the Revolving Credit Facility are secured by substantially all of our tangible and intangible assets, including intellectual property. If we default under our Revolving Credit Facility for any reason and are unable to cure any default pursuant to the terms of the Revolving Credit Facility, our lenders could take possession of any or all of our assets in which they hold a security interest, including intellectual property, and dispose of those assets to the extent necessary to pay off our debts, which could materially harm our business.

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
     We have a history of losses and we may continue to incur losses for the foreseeable future. As of December 30, 2007, our accumulated deficit was $111.2 million and, during the first thirty-nine weeks of fiscal 2008, we incurred a net loss of $18.2 million. We have not achieved profitability for a full fiscal year since our inception. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, we may not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition and stock price could be adversely affected.
Because we experience seasonal fluctuations in our net sales, our quarterly results will fluctuate and our annual performance will depend largely on results from one quarter.
     Our business is highly seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a substantial portion of our net revenues occur during our third fiscal quarter ending around December 31. We generally experience lower net revenues during the first, second and fourth fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. The third fiscal quarter accounted for approximately 47% of net revenues in the fiscal year ended April 1, 2007. We cannot predict with certainty what percentage of our total net revenues for fiscal year 2008 will be represented by our third fiscal quarter revenues. In anticipation of increased sales activity during the third fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. If sales for the third fiscal quarter do not meet anticipated levels, for whatever reason, then increased expenses may not be offset and it would have a disproportionately large negative impact on our annual operating results and financial condition for that fiscal year. Our net revenues for the third quarter of fiscal 2008 were down 20.7% as compared to the third quarter of fiscal 2007. If our net revenues during our third fiscal quarter were to fall below projections or the expectations of securities analysts, our stock price could decline, perhaps significantly.
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
If we fail to manage our growth or successfully integrate our board or management team, our business will suffer.
     We anticipate that future expansion, including the possible acquisition of third-party assets, technologies or businesses, maybe required to address market opportunities and desired growth in our customer base. Prior expansion has placed, and any future expansion would likely place, a significant strain on our management, operational and financial resources. We have experienced significant turnover among our executive officers and on our board of directors in recent years and several of our executive officers and directors have only been with the Company for a short period of time. As a result, key members of our board and management team are still in the process of being integrated into our operations. Turnover in management personnel can be greatly disruptive to the proper and efficient functioning of an organization and any such past or future turnover could have a material, adverse affect on our operations. Moreover, if we are presented with appropriate opportunities, we may in the future make investments in, or possibly acquire, assets, technologies or businesses that we believe are complementary to ours. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt or make it more difficult to plan and forecast our business, distract our management and employees or increase our costs. If we are unable to manage growth effectively, including integration of new personnel, implementation of proper controls and systems in an efficient manner, or successful integration of any assets, technologies or businesses that we may acquire, or if we acquire assets, technologies or business that do not prove complimentary to us, our business, financial condition and results of operations would be affected adversely.

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
     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Three of our former officers, Gary Korotzer, our former Chief Marketing Officer, Polly Boe, our former Chief Financial Officer and Ken Constable, our former President and Chief Executive Officer each resigned from RedEnvelope during fiscal 2007. Following Mr. Constable’s departure, John Pound, who has been a Director since August 2005 and Chairman of the Board since February 2007, has assumed the role of Chief Executive Officer. The role of Interim Chief Financial Officer has been filled by William Gochnauer, who is a Member of Tatum LLC, a national firm that provides such executive services. We are not currently engaged in a search for a full-time Chief Financial Officer. In April 2007, we hired Scott Sanborn as our Chief Marketing Officer to fill the position formerly held by Gary Korotzer. In June 2007, Scott Loly resigned as Vice President of Merchandising and this role has been filled by Suzanne Ellis, who was formerly a Director of Merchandising for the Company. Changes in senior management have the potential to be greatly disruptive to our business and it is possible that recent or future changes in management could negatively affect our business. We do not have long-term employment agreements with any of our key personnel. Our performance depends on our ability to retain and motivate other officers and key employees. The loss of the services of key personnel for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer sales and service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer sales and service personnel would harm our business, financial condition and results of operations. Moreover, competition is particularly intense for highly-qualified senior officers in our industry, and a variety of factors could make it difficult for us to attract the right candidates in the near term or at all. In the event that we cannot hire and retain qualified senior officers in a timely manner and retain their services, our business could be adversely affected.
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
     We are a Delaware corporation and the Delaware General Corporation Law contains certain provisions that may make a change in control of our company or the removal of incumbent directors more difficult. In addition, our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that may have the same effect, including the elimination of the ability of stockholders to call special meetings or vote by written consent, the elimination of cumulative voting for directors, and procedures requiring advance notification for stockholder proposals. The elimination of cumulative voting substantially reduces the ability of minority stockholders to obtain representation on the Board of Directors. Also, the Board of Directors may determine at some point in the future that it is in our best interests and the best interests of our stockholders to enact additional measures to protect us against unsolicited takeovers or stock accumulation. Such provisions or the enactment of additional protective measures may discourage potential acquirers from making a bid for us, or make an acquisition of us or a tender offer to our stockholders more difficult, even if such acquisition or tender offer would be beneficial to our stockholders, and may reduce any premiums paid to stockholders for their common stock.
     Additionally, under the terms of our Revolving Credit Facility, we are subject to covenants that could restrict or place limitations on our ability to be acquired by another company during the term of the Revolving Credit Facility, even if such acquisition would be beneficial to our stockholders.
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
     During the first thirty-nine weeks of fiscal 2008, approximately 78% of our customer orders were placed through our website. In order for the online commerce market to function and develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. Although we take the security of our systems very seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information and information of our customers. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business.
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
     There are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as freedom of expression, pricing, consumer privacy, fraud, quality of products and services, taxation, advertising, adult-oriented content, defamation, intellectual property rights, identity theft and information security. The application of existing laws relating to issues such as trademarks, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy to the Internet could also harm our business. For example, United States and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business, operating results and financial condition.
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
We incur significant expenses as a result of being a public company.
     We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and NASDAQ, has required changes in corporate governance practices of public companies. These new rules and regulations have, and will continue, to increase our legal and financial compliance costs and make some activities more time-consuming and costly. These new rules and regulations have also made, and will continue to make, it more difficult and more expensive for us to obtain director and officer liability insurance.
Our stock price may be volatile, and you may not be able to resell our shares at a profit or at all.
     The trading price of our common stock fluctuates due to the factors discussed in this section and elsewhere in this report. For example, between April 2, 2007 and December 30, 2007, our stock has traded as high as $5.85 and as low as $4.01. In addition, the trading market for our common stock may be influenced by the public float that exists in our stock from time to time. For example, directors, executive officers and significant stockholders control a significant portion of our stock. If any of those individuals were to decide to sell a substantial portion of their respective shares, it would place substantial downward pressure on our stock price. The trading market for our common stock also is influenced by the research and reports that industry or securities analysts publish about us or our industry. If one or more of the analysts who cover us were to publish an unfavorable research report or to downgrade our stock, our stock price likely would decline. If one or more of these analysts were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
In the event we are unable to remedy any deficiency we identify in our system of internal controls over financial reporting, or if our internal controls are not effective, our business and our stock price could suffer.
     In preparation for the annual report of management regarding our evaluation of our internal controls that will be required to be included in our fiscal year-end annual report by Section 404 of the Sarbanes-Oxley Act, or Section 404, we adopted a project work plan to assess the adequacy of our internal controls, remediate any deficiency that we may identify, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As part of this continuous process, we may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404.
     If any deficiency we may find from time to time is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules thereunder, we would be unable to conclude that our internal controls over financial reporting are effective, which could adversely affect investor confidence in our internal controls over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits
3.2	Amended and Restated Certificate of Incorporation(1)

3.4	Amended and Restated Bylaws(1)

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Interim Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C.§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the identically numbered exhibits to RedEnvelope’s Registration Statement on Form S-1, which became effective on September 24, 2003.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDENVELOPE, INC.
By:	/s/ William T. Gochnauer
Interim Chief Financial Officer

Date: February 13, 2008

EXHIBIT INDEX
3.2	Amended and Restated Certificate of Incorporation(1)

3.4	Amended and Restated Bylaws(1)

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2	Certification of Interim Chief Financial Officer required by Exchange Act Rules 13a-14(a) (Section 302)

32.1	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of2002

(1)	Incorporated by reference to the identically numbered exhibits to RedEnvelope’s Registration Statement on Form S-1, which became effective on September 24, 2003.